Form 10-Q
period 2025-09-30
Globa Terra Acquisition Corp
filed 2025-11-19
CIK 2043766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2025, there were 17,893,817 Class A ordinary shares, $0.0001 par value and 5,833,183 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBA TERRA ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

GLOBA TERRA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS
	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$691,042	$—
Prepaid expenses	139,592	2,343
Total Current Assets	830,634	2,343
Investment held in trust	176,663,659	—
Deferred offering costs	-	575,339
Total Assets	$177,494,293	$577,682

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$236,613	$—
Accrued offering costs	—	552,682
Total Current Liabilities	236,613	552,682
Long-Term Liabilities:
Accrued offering costs	966,457	—
Total Liabilities	1,203,070	552,682
Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,499,550 and 0 shares subject to possible redemption at $10.10 per share as of September 30, 2025 and $0 per share as of December 31, 2024	176,663,659	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 394,267 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, excluding 17,499,550 shares subject to possible redemption	39	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,833,183 shares(1)(2) issued and outstanding, as of September 30, 2025 and December 31, 2024	583	583
Additional paid-in capital	—	24,417
Accumulated deficit	(373,058)	—
Total Shareholders’ Equity (Deficit)	(372,436)	25,000
Total Liabilities and Shareholders’ Equity (Deficit)	$177,494,293	$577,682

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
The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBA TERRA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Expenses
Formation and operating expenses	$355,907	$355,907
TOTAL EXPENSES	355,907	355,907

OTHER INCOME
Income earned on investment held in trust	1,668,159	1,668,159
TOTAL OTHER INCOME	1,668,159	1,668,159

Net Income	$1,312,252	$1,312,252

Weighted average of redeemable shares outstanding basic and diluted	16,143,335	5,460,246
Basic and diluted net income per ordinary share	$0.09	$0.27
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,833,183	5,833,183
Basic and diluted net loss per ordinary share	$(0.02)	$(0.03)

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
The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBA TERRA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31 2024	—	—	5,833,183	$583	$24,417	$—	$25,000
Net loss	—	—	—	—	—	—	—
Balance, March 31, 2025	—	—	5,833,183	583	24,417	—	25,000
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2025	—	—	5,833,183	583	24,417	—	25,000
Proceeds from private placement	394,267	39	—	—	3,154,097	—	3,154,136
Public warrants, fair value	—	—	—	—	3,581,926	—	3,581,926
Public rights, fair value	—	—	—	—	4,549,883	—	4,549,883
Offering costs allocated to private placement	—	—	—	—	(59,285)	—	(59,285)
Accretion of carrying value to redemption value	—	—	—	—	(11,251,038)	(1,685,310)	(12,936,348)
Net income	—	—	—	—	—	1,312,252	1,312,252
Balance, September 30, 2025	394,267	39	5,833,183	$583	$—	$(373,058)	$(372,436)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBA TERRA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,312,252
Interest earned on investment held in trust	(1,668,159)
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	(137,249)
Accrued expenses	236,613
Net Cash Used in Operating Activities	(256,543)

Cash Flows from Investing Activities:
Proceeds from IPO deposited into trust	(174,995,500)
Net Cash Used in Investing Activities	(174,995,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	174,995,500
Proceeds from private placement	3,154,136
Payment of offering costs	(2,206,551)
Net Cash Provided by Financing Activities	175,943,085

Net change in cash	691,042
Cash at beginning of period
Cash at end of period	$691,042

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,668,159
Unpaid offering costs	$989,114

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBA TERRA ACQUISITION CORPORATION
Notes to Condensed Unaudited Financial Statements

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from October 18, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,195,665, consisting of $750,000 of cash underwriting fee and $2,445,665 of other offering costs.

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

Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 9, 2026.  In the event that the Company does not complete a business combination by that date and is unable or does not obtain an extension, the Company will cease operations on that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, the U.S. federal government shutdown, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 9, 2025, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 10, July 16, and July 24, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2025, the cash held in excess of the FDIC limit was $441,042. As of September 30, 2025, the investment held in the trust in excess of the SIPC limit was $176,413,659. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $575,339, respectively.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amount as of September 30, 2025 and December 31, 2024 was $966,457 and $0, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option. At September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock numerator:
Interest income	$1,668,159	$-	$1,668,159	$-
Less: Allocation of expenses	(261,439)	(94,468)	(172,077)	(183,830)
Total	$1,406,720	$(94,468)	$1,496,082	$(183,830)

Basic and diluted net income (loss) per share of common stock denominator:
Weighted-average shares outstanding	16,143,335	5,833,183	5,460,246	5,833,183
Basic and diluted net income (loss) per share of common stock	$0.09	$(0.02)	$0.27	$(0.03)

Investment Held in Trust Account

On September 30, 2025, the Company had $176,663,659 in cash held in the Trust Account. The fair value of the investment held in trust is measured under Level 1 in the fair value hierarchy.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

On September 30, 2025, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$174,995,500
Less: Proceeds allocated to public warrants	(3,581,926)
Less: Proceeds allocated to public rights	(4,549,883)
Less: Offering costs allocated to public shares	(3,136,380)
Add: Accretion of carrying value to redemption value	11,268,189
Class A ordinary shares subject to possible redemption July 10, 2025	174,995,500
Add: Accretion of carrying value to redemption value	1,668,159
Class A ordinary shares subject to possible redemption September 30, 2025	$176,663,659

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose their significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,499,550 Units (including the full exercise of the over-allotment option for 2,282,550 units) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, three-fourths of one redeemable warrant (“Public Warrant”) and one Right entitling the holder to receive one-tenth (1/10) of one Class A share, so the holder must hold Rights in multiples of 10 in order to receive shares for all of their Rights upon closing of a Business Combination (“Right”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

In connection with the Private Placement, the Sponsor sold 300,000 Founders Shares that were owned by the Sponsor to the Private Placement Investors for $1,500. The estimated fair value of these shares is $360,000.

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

On May 14, 2025 and June 11, 2025, the Sponsor transferred an aggregate of 418,188 of its Founder Shares to the Company’s independent directors and certain members of the Company’s management team for their services. The estimated fair value of these shares is $501,826. On May 30, 2025, the Sponsor transferred an additional 87,500 of its Founder Shares to Meridien Peak as consideration for consulting services. The estimated fair value of these shares is $105,000.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2025, the Company incurred expenses of $40,000 related to this agreement.

Related Party Notes

On April 16, 2025 and June 12, 2025, the Company entered into notes payable with the Sponsor for $300,000 and $450,000, respectively. The Company notes were non-interest bearing with a maturity date that is the earlier of December 31, 2025 or the date the Company completes an IPO. As of the date of the IPO, the Company had $450,000 outstanding on these notes, which was repaid in connection with the Private Placement.

Consulting Agreements

The Sponsor is supported by affiliates of Meteora Capital, LLC (“Meteora”), and Meridien Peak, (“Meridien Peak” and together with Meteora, the “Advisors”).

Meteora acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement. In connection with the IPO and Private Placement, the Company incurred issuance costs of $150,000, of which $150,000 was paid from the proceeds of the Private Placement.

Meridien Peak also acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement entered into by Meridien Peak and the Sponsor. In connection with the IPO and Private Placement, the Company incurred issuance costs of $462,915. In addition to these amounts, the Sponsor also transferred 87,500 Founders Shares to Meridian upon consummation of the IPO. These shares have an estimated fair value of $105,000.

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

The underwriter received a cash underwriting commission of $750,000, paid upon the closing of the Initial Public Offering.

NOTE 7 — SHAREHOLDER’S EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 394,267 and 0 Class A ordinary shares issued or outstanding (excluding the 17,499,550 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 5,833,183 Class B ordinary shares issued and outstanding, up to 760,850 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option on July 9, 2025. On March 25, 2025, the Sponsor returned to the Company, at no cost, an aggregate of 1,354,317 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

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

NOTE 8 — WARRANTS

There were 13,420,363 and 0 warrants outstanding as of September 30, 2025 and December 31, 2024, respectively. Public Warrants may only be exercised for a whole number of shares. Commencing on July 25, 2025, holders of the Units sold in the Company’s initial public offering may elect to separately trade the Company’s Class A ordinary shares, Public Warrants and Rights to received one-tenth of one Class A ordinary share included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

As of September 30, 2025
Cash	$691,042
Prepaid expenses	139,592
Investment held in trust	176,663,659
Total Assets	$177,494,293

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Globa Terra Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Globa Terra Management LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of September 30, 2025, we had cash of $691,042, had positive working capital of $594,021, and had $966,457 of long-term deferred offering costs. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 18, 2024 (inception) through September 30, 2025 have been organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on the investment held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2025, we had net income of $1,312,252, which consisted of interest income earned on the investments in the Trust account of $1,668,159 partially offset by formation and operating expenses of $355,907.

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

Following the closing of the Initial Public Offering and the Private Placements, a total of $174,995,500 was placed in the Trust Account. We incurred $3,195,665 of transaction costs, consisting of $750,000 of cash underwriting fee, approximately $462,925 of financial advisor expenses and consulting fees and $1,982,740 of other offering costs and expenses.

For the nine months ended September 30, 2025, cash used in operating activities was $256,543. Net income of $1,312,252 was affected by interest earned on investments held in the Trust Account of $1,668,159, and net change in operating assets and liabilities of $99,364.

For the nine months ended September 30, 2025, cash used in investing activities was $174,995,500, which is the amount required to be deposited into the Trust Account from the Initial Public Offering.

For the nine months ended September 30, 2025, cash provided by financing activities was $175,943,085, which is the proceeds from the Initial Public Offering and the Private Placement, net of offering costs.

As of September 30, 2025, we had cash held in the Trust Account of $176,663,659. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions, if any), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $691,042 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, the fair value of the warrants and rights issued in the IPO were critical estimates.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2025, we consummated the Initial Public Offering of 17,499,550 Units, including 2,282,550 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $174,995,500. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placements of an aggregate of (a) 394,267 Private Placement Units and (b) 788,534 Restricted Class A Shares, at a combined price of $10.00 per Private Placement Security for an aggregate purchase price of $3,154,136. The Private Placement Units, which were purchased by the Sponsor and an institutional investor, are identical to the Units, except that, they (i), subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Business Combination and (ii) will be entitled to registration rights. In addition, the Private Placement Warrants are not redeemable by the Company. The Restricted Class A Shares are Class A Ordinary Shares that have had their voting, redemption and transfer rights contractually waived until such time as we complete the Business Combination. The Private Placements were made in reliance on an exemption to “Accredited Investors” within the meaning of Section 501(a) of Regulation D under the Securities Act and similar exemptions under state law or a non-U.S. Person under Regulation S under the Securities Act.

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

We incurred $3,195,665 of transaction costs, consisting of $750,000 of cash underwriting fee, approximately $462,925 of financial advisor expenses and consulting fees and $1,982,740 of other offering costs and expenses.

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

GLOBA TERRA ACQUISITION CORPORATION

Date: November 19, 2025	By:	/s/ Agustin Tristan Aldave
	Name:	Agustin Tristan Aldave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Katherine Chiles
	Name:	Katherine Chiles
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)