Form 10-K
period 2025-12-31
Globa Terra Acquisition Corp
filed 2026-03-26
CIK 2043766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42736

GLOBA TERRA ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

382 NE 191st Street #952377 Miami, Florida	33179
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +52 55 8975 9325

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
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☒ NO ☐

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s units began trading on The Nasdaq Global Market under the ticker symbol “GTERU” on July 9, 2025, and the registrant’s Class A ordinary shares, warrants, and rights to receive one-tenth (1/10) of one Class A ordinary share included in the units began separately trading on July 25, 2025.

As of March 25, 2026, there were 17,893,817 Class A ordinary shares, $0.0001 par value, and 5,833,183 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (“Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements contained in this Annual Report may include, but not limited to, statements about:

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed in “Risk Factors” and elsewhere in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I

References in this Annual Report to the “Company,” “Globa Terra Acquisition Corporation,” “Globa Terra,” “our company,” “we,” “us,” or “our” are to Globa Terra Acquisition Corporation, a Cayman Islands exempted company. Unless otherwise stated in this Annual Report or the context otherwise requires, references to:

“Advisors” are to Meridien Peak, which was engaged by our Sponsor and Meteora, which was engaged by us;

“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

“completion window” is the period at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 15 months from the closing of the Initial Public Offering (or up to 21 months by means of up to two three-month extensions after the closing of the Initial Public Offering by depositing into the trust account, for each three-month extension, up to $1,749,955 (representing $0.10 per unit of the total units sold in the Initial Public Offering)). In addition, our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we have to complete an initial business combination; provided that if our completion window is extended from 15 months to up to 21 months by depositing additional funds into the trust account, for each three-month extension, up to $1,749,955 (representing $0.10 per unit of the total units sold in the Initial Public Offering), our shareholders will not be entitled to vote on such an extension or to redeem their shares as a result of the extension, for up to two three-month extensions;

“directors” are to our directors;

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;

“Initial Public Offering” are to the Initial Public Offering of the Company;

“initial shareholders” are to our sponsor and the other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);

“letter agreement” refers to the letter agreement, dated July 8, 2025, among the Company, the sponsor, the initial shareholders and each of the directors and officers of the Company;

“management” or our “management team” are to our officers and directors;

“Meteora” refers to Meteora Capital, LLC, an investment adviser specializing in investments related to special purpose acquisition companies;

“Meridien Peak” refers to Meridien Peak, a New Jersey limited liability company;

“New Globa Terra” refers to Globa Terra Acquisition Corporation after the initial business combination;

“ordinary resolution” are to a resolution of the Company passed by the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“Private Placement Investor” are to that certain institutional investor who purchased directly from us an aggregate of 37,500 private placement units and 75,000 restricted Class A ordinary shares (or 30,000 private placement securities) at a combined price of $10.00 per private placement security for an aggregate purchase price of $300,000 in a private placement that closed simultaneously with the closing of the Initial Public Offering;

“private placement securities” are to the private placement units and the restricted Class A shares, collectively;

“private placement rights” are to the rights underlying the private placement units;

“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

“private placement units” are to the 394,267 units issued to our sponsor and the Private Placement Investor, of which 212,500 units were purchased indirectly by the sponsor non-managing members, in private placements that closed simultaneously with the closing of the Initial Public Offering;

“private placement warrants” are to the warrants sold as part of the private placement units;

“public rights” are to the rights sold as part of the units in the Initial Public Offering (whether they were subscribed for in the Initial Public Offering or acquired in the open market);

“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors and the sponsor non-managing members to the extent our sponsor, officers, directors or sponsor non-managing members purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

“public warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

“restricted Class A shares” are to 788,534 class A ordinary shares, par value $0.0001 per share, which would vest only upon the consummation of our initial business combination;

“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

“SPACs” are to special purpose acquisition companies;

“special resolution” are to a resolution of the Company passed by the affirmative vote of at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

“sponsor” are to Globa Terra Management LLC, a Cayman Islands limited liability company; Global Terra Sponsor LLC is the managing member of our sponsor; Agustin Tristan Aldave, our Chief Executive Officer and a member of our board of directors, controls Global Terra Sponsor LLC;

“sponsor non-managing members” means the institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased non-managing membership interests in our sponsor reflecting interests in an aggregate of (i) 212,500 of the 356,767 private placement units purchased by our sponsor and (ii) 425,000 of the 713,534 restricted Class A shares purchased by our sponsor, at a price of $10.00 per interest for each private placement security ($1,700,000 in the aggregate), in private placements that closed simultaneously with the closing of the Initial Public Offering. The sponsor issued non-managing membership interests at a nominal purchase price to the sponsor non-managing members reflecting interests in an aggregate of 1,700,000 founder shares.

While there is no limit on the number of units that may be purchased by any of the sponsor non-managing members, none of the sponsor non-managing members purchased more than 9.9% of the units sold in the Initial Public Offering;

“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 2,282,550 units to cover over-allotments, if any;

“warrants” are to our public warrants and private placement warrants;

“warrant agreement” are to the public warrant agreement when discussing the public warrants, and to the private warrant agreement when discussing the private warrants;

“warrant exercise date” are to the date on which the warrants will become exercisable, which is the later of 30 days after the completion of our initial business combination and 12 months after July 7, 2025; and

“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation.

Item 1.	Business.

Overview

We are a newly organized blank check company incorporated as a Cayman Islands exempted company on October 18, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not commenced any operations nor generated any revenues to date. All activity for the period from October 18, 2024 (inception) through December 31, 2025 relates to our formation and the Initial Public Offering, and since the Initial Public Offering to our search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Globa Terra Management LLC, a Cayman Islands limited liability company, which was formed to serve as the sponsor of our company. Our initial shareholders, including our sponsor, either directly or indirectly, purchased an aggregate of 5,833,183 founder shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share.

In the closing of the Initial Public Offering on July 10, 2025, we sold an aggregate 17,499,550 units at an offering price of $10.00 per unit for a total of $174,995,500 (including 2,282,550 units issued pursuant to the exercise of the underwriters’ over-allotment option in full), each unit consisting of one Class A Ordinary Share, three-fourths of one redeemable warrant, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, and one right to receive one-tenth of a Class A ordinary share upon the Company’s consummation of an initial business combination. Simultaneously with the closing of the Initial Public Offering, we also completed private placements (the “Private Placements”) of an aggregate of (a) 394,267 private placement units, and (b) 788,534 Class A ordinary shares at a combined price of $10.00 per private placement security for an aggregate purchase price of $3,154,136.

A total of $174,995,500 of the net proceeds from the Initial Public Offering and the Private Placements was placed in a trust account with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not completed its initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months if the time to complete an initial business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if the Company has not completed its initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months if the time to complete an initial business combination is extended), subject to applicable law.

The funds in the trust account will be (i) invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest bearing demand deposit account at a U.S. - chartered commercial bank with consolidated assets of $100 billion or more.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, if any, to complete our initial business combination. We expect to fund our working capital requirements prior to the time of our initial business combination with the proceeds of the Initial Public Offering and Private Placements in excess of offering expenses and cash held in trust. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Business Strategy

Our objectives are to generate attractive returns for shareholders and enhance value through (1) completing an initial business combination with a high-quality merger target at an attractive valuation with favorable terms for our shareholders and (2) enhancing operational performance through our team’s experience and by leveraging our expertise and the expertise of our network in the private equity space. We will aim to target companies with strong fundamentals that align with our growth strategy in the agribusiness and water sectors. Ideal targets will have an enterprise value exceeding twice the size of ours and display year-over-year revenue growth, with EBITDA and cash-flow positivity. These companies should operate in multiple countries, enabling expansion and operational synergies through vertical integration. We will also seek founders who are willing to retain a meaningful stake in the public company, ensuring alignment with long-term value creation. Additional factors include attractive valuations, a large total addressable market, and a competitive industry position.

We may pursue an initial business combination in any business or industry. However, we intend to focus our search on target businesses within the agribusiness and water sectors, primarily in food-tech, ag-tech, bio-tech, controlled environment agriculture and open field crops in the case of agribusiness, and in water utility, water treatment, pipelines, desalination and other water solutions within the water sectors. Our geographic focus will be the Americas, with particular emphasis on North America, including Canada, the United States, and Mexico, where we believe the expertise of our management team and Advisors will provide us with a competitive advantage in completing a successful initial business combination.

Our selection process will leverage our network of industry, private equity, credit fund and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants in Canada, US, Mexico and Latin America which we believe should provide us with a number of high-quality business combination opportunities. We intend to maximize value creation by leveraging our expertise across the water and agriculture sectors throughout the Americas, with a vertical integration strategy to identify top-tier opportunities meeting ESG standards. We intend to seek to acquire one or more businesses with an aggregate enterprise value between $500 million and $1 billion, to be determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

We expect our strategy to draw heavily from the private equity world, focusing on creating long-term value through a combination of disciplined investment practices, operational improvements, and strategic growth initiatives. Leveraging our team’s deep experience in private equity, we emphasize identifying high-quality businesses with strong fundamentals, scalability, and alignment with our vertical integration strategy. We aim to employ a rigorous due diligence process to evaluate targets, ensuring that they meet key criteria such as robust financial performance, competitive positioning, and alignment with certain principles that we may pre-define. Once a business combination is completed, we intend to apply private equity-style operational enhancements, fostering revenue growth and operational efficiency. By leveraging our network of private equity professionals, institutional investors, and strategic partners, we aim to bring transformative value to the target businesses, aligning our shareholders’ interests with those of management teams to drive sustainable growth and superior returns. This approach reflects our commitment to unlocking value beyond the transaction, ensuring that we position our targets for long-term success in the competitive agribusiness and water sectors.

Competitive Strengths

We believe our competitive strengths include the following:

•
Depth of Team and Access to Resources: We have a dedicated management team with a track record of executing on transactions, and we believe we have the resources to source and evaluate a larger number of potential transactions relative to other SPACs.

•
Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation and deep industry relationships will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.

•
Prior SPAC Experience: Certain members of our management team have significant SPAC experience, as founders, investors or advisors in SPAC transactions, including serving as executive officers of Bite Acquisition Corp, Digital World Acquisition Corp. and Agrinam Acquisition Corporation (“Agrinam”). We believe their experience in SPAC transactions provide us with a distinctive advantage with respect to understanding the process of sourcing, evaluating and executing an initial business combination, as well as positioning us as an attractive partner with prospective target companies compared to first-time SPACs with no such prior experience.

•
Execution and Structuring Capability. We believe our management team’s expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

•
Public Company Experience. Certain members of our management team have extensive experience as public company executives and/or board members. This experience will serve as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of the initial business combination.

Investment Criteria

We will use the following investment criteria to screen for and evaluate target businesses although we may pursue opportunities outside of this scope.

•
Business Fundamentals: We will target companies with strong fundamentals that align with our growth strategy in the agribusiness and water sectors. Ideal targets will have an enterprise value exceeding twice the size of ours and display year-over-year revenue growth, with EBITDA and cash-flow positivity. These companies should operate in multiple countries, enabling expansion and operational synergies through vertical integration. We will also seek founders who are willing to retain a meaningful stake in the public company, ensuring alignment with long-term value creation. Additional factors include attractive valuations, a large total addressable market, and a competitive industry position.

•
Public Company Ready: We will seek to acquire a company that is well-positioned to be a public company in terms of scale and size, and a company that public equity market investors will understand and value. While we believe our public company experience will be a significant asset as a transaction partner to private companies, we intend to avoid companies that have significant deficiencies in financial reporting or general public company readiness.

•
Would Benefit Distinctly from our Capabilities: We will seek to acquire a business where we can tangibly improve the operations and create long term value for our shareholders. In particular, we believe our experience in operating and changing public companies and/or serving on public company boards would be a value-add to the management teams and boards of potential target companies. We expect our strategy to draw heavily from the private equity world, focusing on creating long-term value through a combination of disciplined investment practices, operational improvements, and strategic growth initiatives. Leveraging our team’s deep experience in private equity, we emphasize identifying high-quality businesses with strong fundamentals, scalability, and alignment with our vertical integration strategy. We aim to employ a rigorous due diligence process to evaluate targets, ensuring that they meet key criteria such as robust financial performance, competitive positioning, and alignment with certain principles that we may pre-define. Once a business combination is completed, we intend to apply private equity-style operational enhancements, fostering revenue growth and operational efficiency. By leveraging our network of private equity professionals, institutional investors, and strategic partners, we aim to bring transformative value to the target businesses, aligning our shareholders’ interests with those of management teams to drive sustainable growth and superior returns. This approach reflects our commitment to unlocking value beyond the transaction, ensuring that we position our targets for long-term success in the competitive agribusiness and water sectors. We will look for targets where the majority of the production comes from Latin America where we can achieve higher yields due to lower labor and land costs and where the distribution occurs in the United States and/or Canada, or companies in the primary sector which have the potential to merge with companies in the value-added sector and thereby create a vertically integrated company. Our team will also look for companies involved in water treatment, desalination, pipelines, and water solutions looking to address the water crisis.

•
Innovators within an Existing Market. We will seek a company which embraces technology and the innovation of its products and/or processes within an existing market, and burden of developing a new and yet to be proven marketplace or form of technology.

•
Maintains Strong Environmental, Social and Corporate Governance Principles. We intend to seek a target that maintains strong environmental, social, and corporate governance standards which make use of responsible and ethical supply chains and prioritize human rights and sustainability. We believe ESG integration is fundamental to operating a productive, profitable and sustainable Agribusiness. To that end, we intend to target businesses following a business model which implements the principles of responsible investment.

•
Has a Dedicated and Proven Management Team: We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Target Characteristics

Attractive acquisition targets will have strong growth potential, high profitability margins and robust corporate governance practices. We may pursue an initial business combination in any business or industry. However, we intend to focus our search on target businesses within the agribusiness and water sectors, primarily in food-tech, ag-tech, bio-tech, controlled environment agriculture, and open field crops in the case of agribusiness, and water utility, water treatment, pipelines, desalination and other water solutions within the water sector. Our geographic focus will be the Americas, with particular emphasis on North America, including Canada, the United States, and Mexico, where we believe the expertise of our management team and Advisors will provide us with a competitive advantage in completing a successful initial business combination. We are particularly focused on the following:

•
Targets where the majority of primary production will come from Latin America, where businesses may be able to achieve higher yields due to lower labor and land costs, and where the value-added distribution occurs in the United States and/or Canada, driving potentially higher margins. This strategy seeks to support reliability of supply and is also designed to enable higher margin capture with an integrated value chain from the farm to the end retail market; or

•	Companies in the primary sector which have the potential to merge with businesses in the value-added sector to create a vertically integrated company.
Specialty Products & Superfoods

We believe that a growing number of people across the world have now started to shift away from consuming food for basic fulfillment of hunger and survival towards using food as a means to achieve nourishment and well-being. We believe that this rise in consumer health consciousness coupled with the increasing awareness of the numerous nutritional benefits of foods with a high nutritional density (“Superfoods”) is driving market growth for Superfoods. Moreover, we believe the growing prevalence of obesity, diabetes, and heart-related ailments is also driving demand for healthier alternatives to a calorie-rich diet, which has contributed to the emergence of Superfood product lines with longer shelf-lives, as well as increased choices for gluten-free, vegan, and organic food products with plant-sourced ingredients.

In the recent past, rising consumer interest in wellness advantages and a healthy diet has contributed to a thriving food and beverage business. We believe this trend will continue throughout the projection period. Consequently, this may contribute to increased demand for Superfoods in the upcoming years.

Superfood demand has benefited from rising healthcare costs, an aging population, food innovations, changing lifestyles, and medical discoveries, leading to market growth. The Superfood market is further boosted by the growing desire for natural, nutrient-rich foods containing vitamins and critical minerals. We believe growing worries about obesity and general health in the United States have also fostered industry expansion. Globally, we believe that demand for the fruits and vegetable type category will increase due to factors such as an increasing middle-class population, disposable income, fast urbanization, shifting consumer lifestyles, and an increase in veganism. These trends may also contribute to increased demand for Superfoods. The development of online grocery shopping, increased branding, and technological improvements are also important trends impacting this market.

Food Tech

Food Tech can be divided into six categories: Food Science, Ag-tech, Food services, Coaching, Delivery, and Retail. We believe the Food Tech market is experiencing significant growth driven by a combination of consumer demand for convenience, health, and sustainability. Growing awareness of food safety and environmental issues has pushed innovation towards alternatives like plant-based foods and lab-grown meat. Technological advancements such as artificial intelligence, blockchain, and the Internet of Things are enhancing supply chain efficiency and transparency. Moreover, the increasing use of mobile applications for food delivery and meal planning is reshaping consumer habits, contributing to the market’s expansion. We believe that opportunities within this market are abundant, particularly in developing regions where urbanization is leading to changing dietary preferences.

The main Food Tech trends and innovations that our team expects to focus on in connection with considering target businesses for our initial business combination are as follows:

•	Implementation of robotics, AI and machine learning platforms to increase productivity, efficiency and reduce labor costs.

•	Farm digitization in connection with the rise of ESG adoption.

•	Fintech transformation in agriculture, comparable to the Fintech impact on the student loan and mortgage markets.

•	Increasing adoption of alternative and cellular protein providing consumers around the world with safe, sustainable food.

•	Adoption of food waste solutions which we believe will be recognized as both a good business practice and an essential tool to help mitigate hunger around the world.

•	Adoption of food as a central effort to prevent chronic disease and improve health outcomes.

•	Transformation of food brands and grocers towards “personalize or perish.”
Water Infrastructure & Solutions

The Environmental Protection Agency (EPA) estimates that the United States will require substantial investment over the coming decades to upgrade and maintain water infrastructure, including pipes, treatment plants, and wastewater management facilities. Private industry groups, including the American Water Works Association, have suggested that the total cost could be even higher than government estimates. The American Society of Civil Engineers (ASCE) has given U.S. dams—which are central to water management in many western states—a “D” grade, reflecting significant infrastructure concerns. In addition, the Association of State Dam Safety Officials (ASDSO) has estimated that rehabilitating non-federal dams alone would require significant funding and has identified thousands of dams that present a high hazard risk if they were to fail.

We believe the U.S. water crisis is real and water companies offer much-needed investment. We will evaluate targets that are addressing the water crisis globally.

Geographic Focus & Market Opportunity

We believe that our focus market, North America, represents one of the best opportunities within Agribusiness globally. This region represents a significant opportunity, including with respect to companies that have production in Latin America, which, due to lower relative labor costs, may be positioned to achieve attractive margins.

In addition, prices to the end user in the U.S. and Canada are generally much higher than in Mexico and Latin America. As a result, we believe that a strategy that combines primary production in Latin America with distribution and other value-added factors in the U.S. and/or Canada may provide opportunities to achieve vertical integration and higher margins, as well as providing greater year-round food security.

ESG Focus

In addition to our other criteria, we may prioritize pursuing one or more target companies which seek to implement best practices and technologies for the efficient use of resources, such as water, soil and by-products, and which are committed to taking care of the environment and making a positive social impact. We may also pursue companies that promote resource recycling and which apply the circular economy concept to reuse all possible inputs while avoiding or reducing pollution and environmental degradation.

ESG integration is expected to provide a critical means of evaluating initial business combination targets, with ESG-related factors being a material component to the perceived risk and return associated with acquiring a target business. Best-in-class companies that outperform their peers on one or more performance metrics related to ESG matters within the Agribusiness sector will be of particular interest. These criteria are not intended to be exhaustive and may not apply in all cases. We may decide to enter into an initial business combination with a target that does not meet one or more of the above criteria and strategies.

ESG has become increasingly important to shareholder value creation on account of some of the following considerations:

•	retailers are demanding that their suppliers adopt ESG best practices which are aligned with their corporate sustainability strategies;

•	end-customers are demanding environmental best practices from the manufacturers and distributors of the products they purchase;

•	ESG best practices, once successfully integrated into the operations of companies, can translate into cost efficiencies and improved productivity metrics; and

•	there is a trend of a fast-growing sustainable finance market which prioritizes the opportunity to link sustainability to better cost of capital.

Our Acquisition Process

While we have not selected any specific business combination target, we have engaged in an extensive research effort to identify a large number of potential targets. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of Agrinam, and we may pursue business combination partners that had previously been in discussions with Agrinam’s management team.

We intend to leverage our resources and network for efficient outreach. Our effort will be focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Advisors or sponsor non-managing members. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our initial shareholders directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. There is no agreement, arrangement, or understanding between our Sponsor and us or any of our officers and directors with respect to determining whether to proceed with a business combination.

The nominal purchase price paid by our sponsor for the founder shares, the purchase price paid by our sponsor for the private placement units and the vesting of the restricted Class A shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

Members of our management team and Advisors may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. As a result, there may be actual or potential material conflicts of interest between our sponsor and members of our management team on one hand, and purchasers in the Initial Public Offering on the other. In particular, our Chief Executive Officer is an officer and director of Agrinam, a blank check company incorporated as a Canadian corporation for the purpose of effecting its own initial business combination. He owes fiduciary duties under Canadian law to Agrinam, which has not yet identified its target for a potential business combination. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Agrinam, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

While no member of the management team will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Such services include investment management activities on behalf of themselves and other investment advisory clients in companies that may be an attractive opportunity for us or that may be competitive to a potential business opportunity to us.

Other than Agrinam, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations or duties of our officers or directors, or of any member of the Advisors, or policies applicable to any member of the Advisors, will materially affect our ability to complete our initial business combination. Agrinam has not yet identified a target for its potential business combination. As a result, there is a material conflict of interest between Agrinam and our company as we and Agrinam are both engaged in the business of engaging in business combinations and we expect that Agrinam will generally have priority over us with respect to acquisition opportunities until it completes its initial business combination, enters into a contractual agreement that would restrict its ability to engage in material discussions regarding a potential initial business combination, or ceases operations and liquidates its trust account.

In addition, there are no contractual agreements between us, Agrinam, and our Chief Executive Officer regarding allocation of opportunities among us and Agrinam. To the extent that our Chief Executive Officer becomes aware of a potential acquisition opportunity, he has complete discretion, subject to applicable fiduciary duties, as to which blank check company with which he chooses to pursue a business combination. We expect that a determination will be made as to whether we or Agrinam would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, whether the target prefers a company listed on Nasdaq or on the Toronto Stock Exchange, the need or desire for additional financings, amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company.

Members of our management team and Advisors may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team and Advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We will have up to 15 months from the closing of the Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 21 months, we may, by resolution of our board of directors if requested by our sponsor, elect to extend the period of time we will have to consummate an initial business combination by an additional three months two times, for a total of six months, subject to our sponsor depositing into the trust account, for each three-month extension, up to $1,749,955. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor, upon no less than five days’ advance notice prior to the deadline, must deposit into the trust account, for each three-month extension, up to $1,749,955 on or prior to the date of the deadline. Our sponsor is not obligated to extend the time for us to complete our initial business combination. In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to deposit into the trust account, for each three-month extension, up to $1,749,955 prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by three months. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated certificate of incorporation.

In addition to our sponsor’s ability to extend our deadline to consummate an initial business combination by six months by depositing the required funds into the trust account as described above, we may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity). There is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time. As described herein, our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed within 15 months from the closing of the Initial Public Offering (or up to 21 months if the completion is extended as described herein) unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares, restricted Class A ordinary shares and our private placement units, private placement shares, private placement warrants and private placement rights will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the interest earned on the trust account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy such 80% test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq’s rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement securities, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

Our executive offices are located at 382 NE 191st Street #952377, Miami, Florida 33179, and our telephone number is + 52 55 8975 9325. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

In addition, prior to the consummation of a business combination, only holders of our Class B ordinary shares have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

Sourcing of Potential Business Combination Targets

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as our sponsor, our Advisors, and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Advisors, or sponsor non-managing members. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their equity interests or shares of stock in the target business for our ordinary shares or for a combination of ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $174,995,500 assuming no redemptions, we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations following the Initial Public Offering until we consummate an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units and restricted Class A shares, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase, backstop or similar agreements we may enter into), if any, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the interest earned on the trust account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy such 80% test. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent public accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Additional Funding for General Ongoing Expenses

To the extent that we require additional funding for general ongoing expenses or in connection with our sourcing of a qualifying acquisition, we may seek funding by way of unsecured loans from our sponsor and/or its affiliates or other third parties, which loans must be on reasonable commercial terms. The lender under the loans would not have recourse against the funds held in the escrow account, and thus the loans will not reduce the value thereof. Such loans are not limited in the amount we may raise, which may result in significant dilution. Such loans may only be convertible into shares and/or warrants in connection with the closing of the qualifying acquisition and subject to any required stock exchange approval. We will not obtain any other form of debt financing except: (i) in the ordinary course for short term trade, accounts payable and general ongoing expenses; (ii) contemporaneous with, or after, the completion of a qualifying acquisition; or (iii) through unsecured loans from our sponsor and/or its affiliates in accordance with the foregoing.

Lack of Business Diversification

After the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then-outstanding;

•
Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, Advisors, sponsor or any of their respective affiliates may purchase public shares, warrants or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, and may purchase public shares, warrants and rights following completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our management team, Advisors, sponsor or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our management team, Advisors, sponsor any of their respective affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our management team, Advisors, sponsor or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, Advisors, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, Advisors, sponsor or any of their respective affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our management team, Advisors, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, Advisors, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

•
our management team, Advisors, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our general meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our management team, Advisors, sponsor or any of their respective affiliates, along with the purchase price;

•	the purpose of the purchases by our management team, Advisors, sponsor or any of their respective affiliates;

•	the impact, if any, of the purchases by our management team, Advisors, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our management team, Advisors, sponsor or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor or any of their respective affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.
Please see “Risk Factors - If we seek shareholder approval of our initial business combination, our management team, Advisors, sponsor, or any of their respective affiliates may elect to purchase public shares, warrants or rights from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.”

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants or rights. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, public warrants or rights they may purchase in the Initial Public Offering or thereafter for any amount of time, or enter into a lock-up agreement with us or the underwriters with respect to any units, Class A ordinary shares, public warrants or rights, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the Initial Public Offering as the rights afforded to our other public shareholders. However, the sponsor non-managing members potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement securities.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either: (1) in connection with a general meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (not including restricted Class A shares, which will not have any voting rights prior to completion of our initial business combination, and excepting any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval by way of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 5,636,051, or 32.2%, of the 17,499,550 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s ordinary shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the Initial Public Offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, public warrants or rights they may purchase in the Initial Public Offering or thereafter for any amount of time, or enter into a lock-up agreement with us or the underwriters with respect to any units, Class A ordinary shares or public warrants, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. However, the sponsor non-managing members potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement securities.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement securities, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor will agree that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Risk Factors - If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary winding-up bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors - If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Facilities

We currently maintain our executive offices at 382 NE 191st Street #952377, Miami, Florida 33179, and our telephone number is + 52 55 8975 9325. We consider our current office space adequate for our current operations.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and our prospectus dated July 8, 2025 relating to the Initial Public Offering (the “IPO Prospectus”). These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had cash of $551,127 and accumulated deficit of $520,068. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the initial business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters in the Initial Public Offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need only 5,636,051, or 32.2%, of the 17,499,550 public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial shareholders own shares representing approximately 26.2% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your ordinary shares.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares in accordance with any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination or additional Class B ordinary shares. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your ordinary shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your ordinary shares in the open market; however, at such time our ordinary shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your ordinary shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach the end of our completion window, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine, the armed conflict between Israel and Hamas and the armed conflict in Iran.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants and rights will expire worthless.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants, rights and restricted Class A shares will be worthless.

We have until the date that is 15 months (or up to 21 months if we elect to extend the completion window as described herein) from the closing of the Initial Public Offering to consummate our initial business combination.

If we do not consummate an initial business combination by such deadline, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants, rights and restricted Class A shares will be worthless.

If we seek shareholder approval of our initial business combination, our management team, Advisors, sponsor or any of their respective affiliates may elect to purchase public shares, warrants or rights from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, Advisors, sponsor or any of their respective affiliates may purchase public shares, warrants or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, and may purchase public shares or warrants following completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof, and therefore agrees not to exercise its redemption rights. In the event that our management team, sponsor or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our management team, sponsor or any of their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our management team, sponsor or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor or any of their respective affiliates were to purchase public shares, warrants or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, Advisors, sponsor or any of their respective affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our management team, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

•
our management team, Advisors, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our general meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our management team, sponsor or any of their respective affiliates, along with the purchase price;

•	the purpose of the purchases by our management team, Advisors, sponsor or any of their respective affiliates;

•	the impact, if any, of the purchases by our management team, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers, Advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor or any of their respective affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we do not consummate an initial business combination within the completion window, our public shareholders may be forced to wait beyond such time before redemption from our trust account.

If we do not consummate an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time from the closing of the Initial Public Offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement units and restricted Class A shares are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will not be offering a “penny stock,” we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units and restricted Class A shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants and rights will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement securities not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants and rights will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement securities not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

We cannot assure you that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window. We expect to fund our working capital requirements prior to the time of our initial business combination in part with funds provided by our sponsor, an affiliate of our sponsor or our officers and directors who may, but none of them is obligated to, loan us funds as may be required. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such loans may be convertible into private units at a price of $10.00 per warrant at the option of the lender, upon consummation of our initial business combination. In addition, after the completion of the Initial Public Offering, our board of directors may approve additional working capital loans from our sponsor or third parties for the purpose of funding working capital, which loans may be converted into our private units, shares, rights or warrants. The private units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants and rights will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our ordinary shares, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Adeptus Partners, LLC (“Adeptus”), our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business.

As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our sponsor, Globa Terra Management LLC, a Cayman Islands limited liability company whose ultimate beneficial owner is our Chief Executive Officer Agustin Tristan Aldave, a resident of Mexico. One of our independent directors, Jesus Tueme, is a resident of Mexico. Further, the majority of our management and board of directors are not U.S. citizens. Therefore, we may be considered a “foreign person” under the regulations administered by CFIUS and could continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, this could delay us in consummating our business combination. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination because the review process drags on beyond 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in other sectors after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants and rights will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares in accordance with any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Amending our rights agreement will require a vote of holders of at least 65% of the rights. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through the Registration Statement (as defined below), we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to the Initial Public Offering may be amended or waived without shareholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended or waived without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement securities purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor, and our consulting agreement with Meteora. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units, private placement shares, private placements warrants, Class A ordinary shares issuable upon exercise of such private placement warrants, private placement rights, Class A ordinary shares issuable upon exercise of such private placement rights and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement units and restricted Class A shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least 90% of our issued and outstanding Class B ordinary shares. Our initial shareholders, who will collectively beneficially own approximately 25% of our ordinary shares upon the closing of the Initial Public Offering (and assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units and restricted Class A shares. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay taxes on the liquidation of our trust account and our warrants and rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants and rights will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share,” under certain circumstances our public shareholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own shares representing approximately 26.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. To the extent that any sponsor non-managing members acquire membership interests in the sponsor, they will have no right to control the sponsor or vote or dispose of any securities held by the sponsor. If our initial shareholders purchase any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors, who were appointed by our initial shareholders, will continue in office until at least the completion of the initial business combination. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants and rights will expire worthless.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may be treated as a PFIC”, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. Holder holds our Class A ordinary shares, warrants or rights (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. However, we anticipate that we may be treated as a PFIC in our current taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we may endeavor to provide to such U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants or rights to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this Annual Report. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department and IRS have released preliminary guidance and proposed regulations on the stock buyback tax that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax does not apply to redemptions of our Class A ordinary shares. However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any final regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the trust account, or the interest earned on the proceeds placed in the trust account, to pay for possible excise tax or any other fees or taxes that may be levied on the Company on any redemptions or share buybacks by the Company pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the trust account following our initial business combination.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We will agree that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement securities, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Sponsor, Advisors and Management Team

The nominal purchase price paid by our sponsor for the founder shares, the purchase price paid by our sponsor for the private placement units, and the vesting of the restricted Class A shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

While we offered our units in the Initial Public Offering at an offering price of $10.00 per unit and the amount in the trust account is initially $10.00 per public share, implying an initial value of $10.00 per public share, our initial shareholders, either directly or indirectly, paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0043 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor has invested an aggregate of $2,879,136 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the founder shares and the $2,854,136 purchase price for the private placement securities. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us if the trading price of our ordinary shares is $0.75 or more per share, even if our sponsor is required to forfeit all of the unvested founder shares and even if the private placement units are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in the Initial Public Offering could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. The sponsor non-managing members will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, sponsor non-managing members’ interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Our sponsor, and the sponsor non-managing members have invested in us an aggregate of $2,879,136, comprised of the $25,000 purchase price for the founder shares and the $2,854,136 purchase price for the private placement securities. Even if the trading price of our ordinary shares were as low as $0.75 per share, and the private placement units and restricted Class A shares, as applicable, are worthless, the value of the founder shares would be equal to our sponsor’s, and the sponsor non-managing members’ (if any) aggregate initial investment in us. As a result, our sponsor is, and the sponsor non-managing members (if any) are likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. In addition, our sponsor non-managing members (if any) may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in the sponsor.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors, which contains provisions relating to transfer restrictions of our founder shares, restricted Class A shares and private placement units (including the underlying securities), indemnification of the trust account, and waiver of redemption rights to participate in liquidating distributions from the trust account, may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement securities or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Agustin Tristan Aldave, Katherine Chiles, Alejandro Garza, and Edward Preble. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Since our initial shareholders including any sponsor non-managing members and the Private Placement Investor, will lose their entire investment in us if our initial business combination is not completed, and because our sponsor, officers and directors and any other holder of our founder shares, including any sponsor non-managing members, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, and because our sponsor was issued restricted Class A shares (which would vest only upon the consummation of our initial business combination) at no additional cost (i.e., as a “sweetener”), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

Our initial shareholders purchased 5,833,183 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after the Initial Public Offering (excluding the private placement shares and restricted Class A shares). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor and the Private Placement Investor have purchased an aggregate of (a) 394,267 private placement units and (b) 788,534 Class A ordinary shares at a combined price of $10.00 per private placement security for an aggregate purchase price of $3,154,136 in private placements to that closed simultaneously with the closing of the Initial Public Offering.

In addition, the sponsor non-managing members have purchased non-managing membership interests in our sponsor reflecting interests in an aggregate of (i) 212,500 of the 356,767 private placement units purchased by our sponsor and (ii) 425,000 of the 713,534 restricted Class A shares purchased by our sponsor, at a price of $10.00 per interest in each private placement security ($1,700,000 in the aggregate), in private placements that closed simultaneously with the closing of the Initial Public Offering. Subject to each sponsor non-managing member purchasing, through the sponsor, the private placement securities allocated to it in connection with the closing of the Initial Public Offering, the sponsor issued non-managing membership interests at a nominal purchase price to the sponsor non-managing member reflecting interests in an aggregate of 1,700,000 founder shares. The Private Placement Investor has purchased directly from us an aggregate of 37,500 private placement units and 75,000 restricted Class A ordinary shares (or 30,000 private placement securities) at a combined price of $10.00 per private placement security for an aggregate purchase price of $300,000 in the Private Placements. The sponsor distributed 300,000 founder shares for a nominal purchase price to the Private Placement Investor.

These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any public shares in connection with a shareholder vote to approve a proposed initial business combination. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, public warrants or rights they may purchase in the Initial Public Offering or thereafter for any amount of time, or enter into any lock-up agreement with us or the underwriters with respect to any units, Class A ordinary shares or public warrants, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem any public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. The sponsor non-managing members will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares, restricted Class A shares and private placement units. The sponsor non-managing members will share in any appreciation of the founder shares through their non-managing membership interests in our sponsor if we successfully complete a business combination. Accordingly, sponsor non-managing members’ interests in the founder shares, private placement units and restricted Class A shares owned by them indirectly through their membership interests in our sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Further, in light of the sponsor non-managing members’ interests in the founder shares, restricted Class A shares and private placement units in the event we pursue an initial business combination with a company that is affiliated with one or more sponsor non-managing members, such sponsor non-managing members would have a conflict of interest in approving such initial business combination.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares and restricted Class A share may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any sponsor non-managing members, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.0043 per share, the holders of our founder shares (including any sponsor non-managing members and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

Our officers and directors and Advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and its affiliates and our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before we have entered into a definitive agreement regarding our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, our management team and sponsor (including their managed funds and accounts, as the case may be) may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to ours. Our management team and sponsor (including their managed funds and accounts, as the case may be) are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other.

Our officers, directors, Advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor or its affiliates, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with members of our management team, our sponsor or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor and its affiliates and our management team, on the one hand, with other entities, on the other hand, we may decide to acquire one or more businesses affiliated with our sponsor and its affiliates and our management team. Our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor and management team are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our shareholders from a financial point of view of an initial business combination with one or more businesses affiliated with our sponsor, management team, or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our management team, Advisors and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and Advisors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

A conflict of interest may arise from the need to obtain the consent of our sponsor to our business combination.

Our sponsor will not cause us to enter into any agreements with respect to our initial business combination without its approval. Interests of our sponsor, or its respective affiliates may conflict with those of the rest of the shareholders, and our sponsor can prevent us from consummating a business combination if they do not wish to proceed with such business combination, even if such business combination might be in the best interest of our public shareholders.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S. - chartered commercial bank with consolidated assets of $100 billion or more. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income (less, in the case we are unable to complete our initial business combination, taxes payable and up to $100,000 of interest to fund dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our warrants and rights would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash or an interest bearing account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

The funds in the trust account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 15-month anniversary of the effective date of the registration statement in connection with the Initial Public Offering (the “Registration Statement”), instruct Odyssey Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or an interest bearing account until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us for certain expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash or an interest bearing account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

In addition, even prior to the 15-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 15-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company. Our investors may face adverse consequences if we are required to wind down our operations as a result of our status as an unregistered investment company, such as the losses of the investment opportunity in a target company, any price appreciation in the combined company and the fact that our warrants and rights would expire worthless. If facts and circumstances change over time, we will update our disclosure to reflect how these changes impact the risks that we may be considered to be operating as an unregistered investment company. We may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 15-month anniversary, and instead hold all funds in the trust account in cash or an interest bearing account, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your ordinary shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. On July 24, 2025, our Class A ordinary shares, warrants and rights included in the units began separately trading on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, under the net income standard, at such time our share price would generally be required to be at least $4.00 per share, our net income from continuing operations in our most recent fiscal year (or in two out of three of our most recent fiscal years) would be required to be at least $750,000, we would need a minimum public float of 1,000,000 shares and we would be required to have at least 300 unrestricted round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares, warrants and rights will be listed on Nasdaq, our units, Class A ordinary shares, warrants and rights will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

In the event that New Globa Terra fails to satisfy any of the listing requirements of the Nasdaq or the New York Stock Exchange (the “NYSE”), its listing application may be rejected and the parties to an initial business combination may waive any closing conditions in the initial business combination agreement that ordinary shares of New Globa Terra be listed on Nasdaq or the NYSE at the closing of an initial business combination.

Following our initial business combination, we intend that the Class A ordinary shares and public warrants of New Globa Terra will be listed on the Nasdaq Global Market or the NYSE. To list these securities on Nasdaq or the NYSE, New Globa Terra will be required to comply with initial listing requirements. In the event that New Globa Terra fails to satisfy any of the listing requirements, Nasdaq or NYSE may reject the initial listing application to list our securities. Though the listing of New Globa Terra’s securities on Nasdaq or NYSE is expected to be a condition to the closing of a potential business combination, the parties may waive such closing condition and proceed to close the initial business combination regardless, in which case New Globa Terra’s securities will likely instead be quoted on the OTC Markets. If New Globa Terra’s securities are not listed on Nasdaq or the NYSE, it is likely to be more difficult to trade in or obtain accurate quotations as to the market price of New Globa Terra’s securities. As a result, New Globa Terra could face significant adverse consequences. Please see “Risk Factors – Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

We have included the Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act in the Registration Statement. However, this Registration Statement or another registration statement covering such Class A ordinary shares may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis. If the issuance of the shares upon exercise of public warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have included the Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act in the Registration Statement. Because the public warrants are not exercisable until the later of 30 days after the completion of our initial business combination and 12 months after the Registration Statement is declared effective by the Securities and Exchange Commission, we do not currently intend to update the Registration Statement or file a new registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants until after the initial business combination has been consummated. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the public warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the warrant agreement; provided that if a registration statement on Form S-4 or Form F-4 is filed in connection with our initial business combination that registers our warrants and the Class A ordinary shares issuable upon exercise of such warrants, such registration statement will not satisfy our obligation to register the issuance of the Class A ordinary shares issuable upon exercise of our warrants, which will only be satisfied with the filing of a registration statement on Form S-1 or Form F-1 (or, if applicable, a registration statement on Form S-3 or Form F-3) registering the issuance of such Class A ordinary shares from time to time. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise public warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their public warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant will not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the public warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the public warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants may be able to exercise such private placement warrants.

In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

If we enter into a definitive agreement for a business combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the business combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to us. In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

Investors may not view our rights as attractive securities.

The rights do not have any voting rights and expire and be worthless if we do not consummate an initial business combination. Furthermore, it is not our intent to issue fractional shares upon conversion of any rights. As a result, if you acquire less than ten rights, you may, in our discretion, not receive one whole share. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights.

We may amend the terms of the public rights in a manner that may be adverse to holders of public rights with the approval by the holders of a majority of the then issued and outstanding rights.

Our rights are issued in registered form under a rights agreement between Odyssey Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then issued and outstanding rights (including private placement rights) to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of a majority of the then issued and outstanding rights (including private placement rights) approve of such amendment.

If you exercise your public warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares underlying the private placement units, the private placement warrants included in private placement units, the Class A ordinary shares issuable upon exercise of the private placement warrants, the Class A ordinary shares issuable upon exercise of the private placement rights and the restricted Class A shares, as applicable, and holders of private placement units that may be issued upon conversion of working capital loans may demand that we register the resale the Class A ordinary shares underlying such private placement units, the private placement warrants underlying such private placement units and the Class A ordinary shares underlying such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 182,106,183 and 14,166,817 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of outstanding warrants and rights, the Class A restricted shares or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. There are no preference shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our initial shareholders, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded our ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike many other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti- dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to (i) our sponsor (or its members or affiliates) in connection with the consummation of the Initial Public Offering, (ii) any seller in the initial business combination, (iii) the Class A ordinary shares underlying the private placement warrants and (iv) any Class A ordinary shares issued to our sponsor (or its members or affiliates) upon conversion of working capital loans. Our public shareholders may incur immediate and substantial dilution upon such adjustment. This is different from some other similarly structured blank check companies in which the initial shareholder will only be issued an aggregate of 25% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a simple majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Odyssey Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a simple majority of then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a simple majority of then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a simple majority of the number of then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least a majority of then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or ordinary shares, shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, respectively, which could limit the ability of warrant holders and right holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement and rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement or rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and rights agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement or rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder or rights holder.

This choice-of-forum provision may limit a warrant or rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, provided that a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding public warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

Our warrants, rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase up to 13,124,663 Class A ordinary shares as part of the units offered in the Initial Public Offering and an aggregate of 394,267 private placement units in the private placements, including 295,700 private placement warrants, each private placement warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and 394,267 private placement rights, each private placement right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination. We have also issued public rights that will result in the issuance of up to 1,749,954 Class A ordinary shares as part of the units offered in the Initial Public Offering.

Our initial shareholders purchased an aggregate of 5,833,183 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,500,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The private units would be identical to the private placement units. In addition, after the completion of the Initial Public Offering, our board of directors may approve additional working capital loans from our sponsor or third parties for the purpose of funding working capital, which loans may be converted into our private units, shares, rights or warrants. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination.

Therefore, our warrants, rights and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units except that, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 180 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains three-fourths of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains three-fourths of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for three-fourths of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike some blank check companies, if
(i)
we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a New Issuance Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 60% of the higher of the Market Value and the New Issuance Price and the $18.20 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

The warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months after the effectiveness of the Registration Statement. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our initial shareholders, are entitled to vote on the appointment of directors which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the ongoing Israel-Hamas conflict and the ongoing conflict in Iran.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the ongoing conflict in Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the ongoing conflict in Iran and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Changes in international trade policies, tariffs and treaties may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our Advisors and their respective affiliates may not be indicative of future performance of an investment in us.

With respect to the experiences of our management team, our Advisors, and their respective affiliates, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance of our management team, our Advisors and their respective affiliates (either individually or collectively) as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located, or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

In particular, although we may attempt to structure any change in our jurisdiction of incorporation (if any) in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares, warrants or rights for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors considering a purchase of units in the Initial Public Offering are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

An investment in the Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.

An investment in the Initial Public Offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the three-fourths of one redeemable warrant to purchase one Class A ordinary share included in each unit could be challenged by the U.S. Internal Revenue Service, or IRS, or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units issued in the Initial Public Offering is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of ordinary shares is long-term capital gain or loss and for determining whether any dividends we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement units or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Effective July 1, 2024, the SEC issued final rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

There are risks related to the technology industry to which we may be subject.

Business combinations with companies with operations in the technology industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the technology industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:
•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•
disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•
we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors and to continue our company in a jurisdiction outside the Cayman Islands. Holders of our public shares are not entitled to vote on the appointment of directors or to continue our company in a jurisdiction outside the Cayman Islands during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the Securities and Exchange Commission, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this report.

Item 2.	Properties.

We currently maintain our executive offices at 382 NE 191st Street #952377, Miami, Florida 33179, and our telephone number is + 52 55 8975 9325. The cost for this space is included in the $15,000 per month fee that we pay our sponsor for office space and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Units, Class A ordinary shares, warrants and rights are traded on Nasdaq under the symbols “GTERU”, “GTER,” “GTERW” and “GTERR”, respectively.

Holders

Although there are a larger number of beneficial owners, as of March 25, 2026, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our founder shares, one holder of record of our public warrants, one holder of record of the rights, and two holders of record of our private placement units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

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

Of the gross proceeds received from the Initial Public Offering and Private Placements, an aggregate of $174,995,500 was placed in the trust account. The proceeds held in the trust account will be held or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of the business combination and (ii) the distribution of the funds in the trust account to our shareholders.

We incurred $3,195,665 of transaction costs, consisting of $750,000 of cash underwriting fee, approximately $462,925 of related party financial advisor expenses and consulting fees and $1,982,740 of other offering costs and expenses.

There has been no material change in the planned use of proceeds from such use as described in the IPO Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this Annual Report as well as the IPO Prospectus, dated  July 8, 2025, included in the Company’s Registration Statement on Form S-1 in connection with the Initial Public Offering.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a newly organized blank check company incorporated as a Cayman Islands exempted company on October 18, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not commenced any operations nor generated any revenues to date. All activity for the period from October 18, 2024 (inception) through December 31, 2025 relates to our formation and the Initial Public Offering, and since the Initial Public Offering to our search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Globa Terra Management LLC, a Cayman Islands limited liability company, which was formed to serve as the sponsor of our company. Our initial shareholders, including our sponsor, either directly or indirectly, purchased an aggregate of 5,833,183 founder shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share.

In the closing of the Initial Public Offering on July 10, 2025, we sold an aggregate 17,499,550 units at an offering price of $10.00 per unit for a total of $174,995,500 (including 2,282,550 units issued pursuant to the exercise of the underwriters’ over-allotment option in full), each unit consisting of one Class A Ordinary Share, three-fourths of one redeemable warrant, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, and one right to receive one-tenth of a Class A ordinary share upon the Company’s consummation of an initial business combination. Simultaneously with the closing of the Initial Public Offering, we also completed private placements (the “Private Placements”) of an aggregate of (a) 394,267 private placement units, and (b) 788,534 Class A ordinary shares at a combined price of $10.00 per private placement security for an aggregate purchase price of $3,154,136.

A total of $174,995,500 of the net proceeds from the Initial Public Offering and the Private Placements was placed in a trust account with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not completed its initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months if the time to complete an initial business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if the Company has not completed its initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months if the time to complete an initial business combination is extended), subject to applicable law.

The funds in the trust account will be (i) invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest bearing demand deposit account at a U.S. - chartered commercial bank with consolidated assets of $100 billion or more.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, if any, to complete our initial business combination. We expect to fund our working capital requirements prior to the time of our initial business combination with the proceeds of the Initial Public Offering and Private Placements in excess of offering expenses and cash held in trust. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had approximately $551,127 in cash and accumulated deficit of $520,068. Further, we expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 18, 2024 (inception) through December 31, 2025 have been organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on the investment held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $2,882,536, which consisted of interest income earned on the investments in the trust account of $3,385,453 partially offset by formation and operating expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of Class B ordinary shares to the sponsor and up to $450,000 in loans from the sponsor under an unsecured promissory note, as amended from time to time, the balance of which was partial consideration for the sponsor’s purchase of private placement securities, and therefore deemed repaid upon the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering and the private placements, a total of $174,995,500 was placed in the trust account. We incurred $3,195,665 of transaction costs, consisting of $750,000 of cash underwriting fee, approximately $462,925 of related party financial advisor expenses and consulting fees and $1,982,740 of other offering costs and expenses.

For the year ended December 31, 2025, net cash used in operating activities was $437,150. Net income of $2,882,536 for the year ended December 31, 2025 was affected by interest earned on investments held in the trust account of $3,385,453 as well as prepaid and accrued expenses.

For the year ended December 31, 2025, net cash used in investing activities was $174,995,500, which is the amount required to be deposited into the trust account from the Initial Public Offering.

For the year ended December 31, 2025, net cash provided by financing activities was $175,983,777, which is the proceeds from the Initial Public Offering and the Private Placements, net of offering costs.

As of December 31, 2025, we had cash held in the trust account of $178,380,953. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $551,127 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the initial business combination, the sponsor, an affiliate of the sponsor or certain officers and directors of the Company may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. In addition, our board of directors may approve additional Working Capital Loans from the sponsor or third parties for the purpose of funding working capital, which loans may be converted into our private units, shares, rights or warrants. The private units would be identical to the private placement units.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will use the funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Off-balance sheet financing arrangements

As of December 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except as described below.

In connection with the Initial Public Offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which the Company pays our sponsor $15,000 per month for office space and administrative services until the earlier of the consummation of an initial business combination and the Company’s liquidation.

Critical Accounting Estimates

The preparation of the audited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, the fair value of the warrants and rights issued in the Initial Public offering were critical estimates.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Agustin Tristan Aldave	39	Chief Executive Officer, Director
Katherine Chiles	44	Chief Financial Officer
Alejandro F. Garza	64	Head of Water Investments
Edward Joseph Preble	52	Head of Investor Relations, Director
Kelly Burke	48	Director
Jesus Demetrio Tueme	60	Director
Jeff Smith	51	Director

Agustin Tristan Aldave, our chief executive officer and member of our board of directors, has over 15 years of experience as an entrepreneur and investor across multiple sectors, including consumer/retail, water, agribusiness, energy, real estate, fintech, education, venture capital, and finance. Since April 2017, Mr. Tristan has served as the Founder and chief executive officer of Lexington Capital, an alternative investment firm focused on real assets and venture capital. During his tenure, Lexington Capital has been involved in the listing of three SPACs: Agrinam Acquisition Corp (TSX: AGRI.U) and Bite Acquisition Corp (NYSE: BITE). Lexington Capital also manages 12 real estate projects in Mexico, investments in agribusiness, water projects such as desalination and wastewater treatment plants, a group of schools in Manhattan, a fintech company, and ventures in spirits, including mezcal and gin. Prior to founding Lexington Capital, Mr. Tristan spent five years at Goldman Sachs in New York. Mr. Tristan holds a Bachelor’s degree in Industrial Engineering from the University of Alabama, where he graduated at the top of his class. He also earned an MBA from the same institution, becoming the first international student to be elected as MBA Class President. We believe Mr. Tristan is well qualified to serve as a member of our board of directors due to his extensive experience investing in the agribusiness and water sectors, financial expertise, and his previous involvement with SPACs.

Katherine Chiles, our Chief Financial Officer, is a seasoned finance professional with over 20 years of experience in financial consolidations, financial statement preparation and analysis, financial planning and reporting under both U.S. GAAP and IFRS, financial system implementation, and administration of all aspects of accounts payable, accounts receivable, and payroll. From January 2023 to March 2024, Ms. Chiles served as the Chief Financial Officer of Digital World Acquisition Corp. (“DWAC”). From November 2017 to December 2018, Ms. Chiles worked as a financial analyst on a contract basis for ACTAVO, an infrastructure company serving Ireland, the UK, and the global events industry. She also held a contract position with Fisher Phillips, a national labor and employment law firm, from October 2016 to February 2017, where she was responsible for designing and automating financial reporting, budgeting, and forecasting. Prior to this, Ms. Chiles served as Director of Financial Operations at Battaglia Law Office from 2011 to 2015, where she managed the firm’s daily financial operations. From 2007 to 2011, she worked as a Senior Financial Analyst for Total System Services, a global payment solutions provider. Additionally, she has held roles with ING Americas, ProxyMed Inc., and OuterBounds Technologies. Ms. Chiles holds a Bachelor of Science degree in Finance from Auburn University at Montgomery.

Alejandro F. Garza, our Head of Water Investments, has held various leading positions across the chemicals, industrial conglomerates and construction industries. Mr. Garza is the Co-founder and CEO of Blukey, a water treatment services company providing integrated water treatment solutions. From April 2009 to March 2016, he served as CEO of Atlatec, S.A. de C.V., a subsidiary of Mitsui & Co., focusing on numerous water system projects, directing concessions, and managing projects for water treatment plants totaling investments of over US$1 billion. Mr. Garza oversaw the operation and maintenance of 17 plants across different countries, ensuring optimal performance and compliance with international environmental standards and regulations, including water treatment plants in Mexico, Trinidad and Tobago, Venezuela and Hungary. Mr. Garza received a Bachelor’s degree in Chemical Engineering from Instituto Tecnologico y de Estudios Superiores de Monterrey in 1982.

Edward Joseph Preble, our Head of Investor Relations, has served as a director since July 2025. From January 2023 to March 2024, Mr. Preble served as an independent director of Digital World Acquisition Corp. and head of the compensation committee, where he played an instrumental role in overseeing its successful merger with Trump Media & Technology Group Corp., which was completed in March 2024. From January 2017 to January 2022, he was the Head of International Sales for Crider Foods, a value-added poultry company. Earlier in his career, Mr. Preble worked as a Global Private Wealth Manager at Merrill Lynch from February 2006 to March 2009 and began his career in 2001 as an International Advisor for Morgan Stanley, focusing on institutional clients and ultra-high-net-worth families. He holds a Bachelor of Business Administration degree in Finance from Florida International University. We believe Mr. Preble is well qualified to serve as a member of our board of directors due to his extensive experience in global sales, business operations, investment management, and his involvement with SPACs.

Kelly Burke, who has served as a director since July 2025, has more than 24 years of experience in the financial industry. Mr. Burke is a Partner and Founder of Chamberlain Family Office Advisors Inc, a financial advisory firm based in Toronto, Ontario, since July 2024. He is also the Owner and Co-Founder of Institute of Family Enterprise Stewards, Inc., a financial advisory firm established in August 2020. Prior to this, he served as a Corporate Finance Executive at Peerage Capital, a private equity investment firm, from October 2021 to July 2024. Earlier in his career, Mr. Burke was a Business Development Executive at Regimen Equity Partners, a Vancouver-based private equity investment firm, from October 2018 to October 2021. Mr. Burke received an Honors Bachelor of Commerce degree with a specialization in finance from the University of Windsor. Mr. Burke’s extensive experience in finance, private equity, and family office advisory makes him well qualified to serve as a member of our board.

Jesus Demetrio Tueme, who has served as a director since July 2025, has more than 25 years of experience in the financial industry. Mr. Tueme currently serves as Securities Principal and Managing Director for Castle Placements LLC and President for Change Dynamics Advisors LLC. From April 2015 to March 2016, he served as a Senior Adviser for Credit Agricole Securities. He served as CEO for Latin America for Credit Agricole Securities from 2009 to 2015, and as a Managing Director from 2006 to 2009. Prior to this, Mr. Tueme was Managing Director for BNP Paribas Latin America and for Structured Debt & Syndications at BBVA, where he had a successful deal-making track record with multinationals, major Latin American issuers and government agencies. Mr. Tueme received a Bachelor’s degree in Economics from Mexico Monterrey Institute of Technology and received an MBA from the University of California Los Angeles in 1987. He then completed Harvard Business School’s General Management Program in 2008. From 1987 to 1996 and during 1998, respectively, Mr. Tueme did further academic work as a research and finance scholar at the Monterrey Institute of Technology and on risk management at Stanford University.

Jeff Smith, who has served as a director since July 2025, has been the founder and Managing Attorney for a private law and consulting firm (currently operating under the name and entity of LawVisory PLLC) since December 2005, primarily serving registered investment advisers, financial institutions, family offices, technology companies, investment funds and businesses with their securities, regulatory, compliance, corporate, tax, litigation, arbitration, contracts, digital assets, risk management, and merger and acquisition legal, compliance and regulatory needs. Mr.Smith has been an independent director and the chairperson of the audit committee for Renatus Tactical Acquisition Corp I since March 14, 2025. Mr. Smith also served as an independent director, chair of the audit committee, and a member of the compensation committee for DWAC from April 2023 to March 2024, during which time he was instrumental in directing the successful merger of Trump Media and Technology Group with DWAC. Since April 2022, Mr. Smith has been the co-founder and Chief Executive Officer of Liquid Rarity Exchange LLC, which owns patents, and is an emerging platform, for the fractionalization of real-world assets in the form of rarities. Mr. Smith previously served as the Chief Compliance Officer and Chief Legal Officer of North Rock Partners, LLC, a wealth advisory firm, from January 2021 to April 2022, and of Virtue Capital Management LLC, an investment advisory firm, from January 2019 to January 2021, and served as Chief Compliance Officer of Griffin Capital Company LLC, an investment and asset management company, from February 2017 to May 2018. Prior to that, he was with Research Affiliates LLC, an investment advisory firm, where he served as Chief Compliance Officer and Assistant General Counsel from August 2013 to February 2017, Director of Compliance of Athene Asset Management LLC, an asset management firm, from July 2012 to August 2013, and Senior Counsel of Legal and Compliance at The Rock Creek Group, an investment fund manager, from July 2010 to July 2012. Additionally, Mr. Smith served as Investigative Counsel for the Financial Crisis Inquiry Commission from January 2010 to July 2010. Prior to that, Mr. Smith was a tax attorney for Deloitte from July 1999 to July 2000 and Crowe Horwath from June 2000 to November 2001. Mr. Smith also engages in international economic development, philanthropy, poverty relief, and providing advisory services to political leaders inside and outside of Africa regarding financial and digital asset innovation and the adoption of transformational technologies such as in blockchain, energy, waste management, agriculture, water, and natural resources. Mr. Smith graduated cum laude with a B.S. in Accounting from the University of Kentucky, where he also earned his J.D. He received his L.L.M., with highest honors, in Securities & Financial Regulation from Georgetown Law in Washington, D.C. and holds the following certifications: Certified Regulatory and Compliance Professional (FINRA Institute at Wharton); Investment Adviser Certified Compliance Professional (NRS Education); and Certified in Risk Management (International Institute of Professional Education and Research). We believe that Mr. Smith is well qualified to serve as a member of our board due to his legal, accounting and financial expertise.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to appoint all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Kelly Burke, Jesus Demetrio Tueme and Jeff Smith, and Jeff Smith serves as the chairperson of the Audit Committee.

Each member of the audit committee is financially literate and our board of directors has determined that Jeff Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
Assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•
Reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
re-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	Reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	Setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
Obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
Reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Kelly Burke, Jesus Demetrio Tueme and Jeff Smith, and Kelly Burke serves as chairperson of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
Reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
Reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive- compensation and equity-based plans that are subject to board approval of all of our other officers;

•	Reviewing our executive compensation policies and plans;

•	Implementing and administering our incentive compensation equity-based remuneration plans;

•	Assisting management in complying with our proxy statement and annual report disclosure requirements;

•	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	Producing a report on executive compensation to be included in our annual proxy statement; and

•	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

Kelly Burke, Jesus Demetrio Tueme and Jeff Smith serve as members of our nominating and corporate governance committee, and Jesus Demetrio Tueme serves as chairperson of the nominating and corporate governance committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics as an exhibit to this Annual Report.

You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business - Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity, prior to its presentation to us. As a result, there may be actual or potential material conflicts of interest between members of our management team on one hand, and purchasers in the Initial Public Offering on the other.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Advisors, or sponsor non-managing members. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Other than Agrinam, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations (as described below) are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Agrinam has not yet identified a target for its potential business combination. As a result, there is a material conflict of interest between Agrinam and our company as we and Agrinam are both engaged in the business of engaging in business combinations and we expect that Agrinam will generally have priority over us with respect to acquisition opportunities until it completes its initial business combination, enters into a contractual agreement that would restrict its ability to engage in material discussions regarding a potential initial business combination, or ceases operations and liquidates its trust account.

In addition, there are no contractual agreements between us, Agrinam, our sponsor, or the Advisors regarding allocation of opportunities among us and Agrinam. To the extent that our sponsor, the Advisors or any other entity affiliated with our sponsor becomes aware of a potential acquisition opportunity, such entity has complete discretion, subject to applicable fiduciary duties, as to which blank check company with which they choose to pursue a business combination. We expect that a determination will be made as to whether us or Agrinam would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, whether the target prefers a company listed on Nasdaq or on the Toronto Stock Exchange, the need or desire for additional financings, the amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other.

Members of our management team and Advisors may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team and Advisors on one hand and the investors in the Initial Public Offering on the other hand that may not be resolved in favor of the investors in the Initial Public Offering.

In addition to the above, potential investors should also be aware of the following other potential conflicts of interest between members of our management team and Advisors on one hand and the investors in the Initial Public Offering on the other hand:

•
none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units and restricted Class A shares held in the trust account will be used to fund the redemption of our public shares, and the private placement units and restricted Class A shares will expire worthless. Except as described herein, (1) pursuant to a letter agreement entered into with us, our initial shareholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (A) one year after completion of our initial business combination; or (B) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares, and (2) pursuant to a letter agreement entered into with us, our initial shareholders have agreed not to transfer, assign or sell any private placement units and underlying securities until 180 days after the completion of our initial business combination and (3) in the case of the restricted Class A shares, until 90 days after the completion of our initial business combination. We refer to such transfer restrictions throughout this Annual Report as the lock-up. Notwithstanding the foregoing, if we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up. Since our sponsor and members of our management team may directly or indirectly own ordinary shares, warrants and rights following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•
our sponsor, members of our management team and Meridien Peak directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our initial shareholders have invested in us an aggregate of $3,179,136 comprised of the $25,000 purchase price for the founder shares (or approximately $0.0043 per share) and the $3,154,136 purchase price for the private placement securities. Accordingly, our management team and our independent directors, which own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

•
in the event our sponsor or members of our management team provide loans to us to finance transaction costs, or out-of-pocket reimbursement of expenses, in connection with an intended initial business combination and/or incur expenses on our behalf in connection with an initial business combination, such persons and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

•
we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team, Advisors or sponsor non-managing members; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation

Agustin Tristan Aldave	Lexington Capital, S.A.P.I. de C.V Agrinam Acquisition Corporation. Above Food Ingredients Inc.	Financial Advisory Services SPAC Food Production	Director and CEO Director and CEO Director
	Lexington Water, SAPI de CV	Investment platform	Member

Edward Joseph Preble	Alpamayo Agrifund 1 LLC	Financial Advisory Services	Owner

Katherine Chiles	—	—	—

Alejandro F. Garza	Blukey, S.A. de C.V. Orange Tech, S.A.P.I. de C.V. Blutek, S.A. de C.V. EBD Blukey, L.L.C.	Water Treatment Services Water Treatment Services Water Treatment Services Water Treatment Services	Owner and CEO Owner Owner and President Owner

Kelly Burke	Chamberlain Family Office Advisors Inc.	Financial Advisory Services	Partner
	Family Enterprise Stewards, Inc.	Financial Advisory Services	Owner
Jesus Demetrio Tueme	Lexington Capital, S.A.P.I. de C.V	Financial Advisory Services	Advisor
	Change Dynamics Advisors LLC	Financial Advisory Services	Owner Principal
	Castle Placements LLC	Registered Broker Dealer	Securities Principal and Managing Director
Jeff Smith	LawVisory PLLC	Legal and Consulting Services	Managing Attorney

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

In addition, our sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

Further, in order to facilitate our initial business combination, including any related financing, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, officers and directors have agreed to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination, and our officers and directors also have agreed to vote public shares purchased by them (if any) during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (not including restricted Class A shares, which will not have any voting rights prior to completion of our initial business combination, and excepting any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, public warrants or rights they may purchase in the Initial Public Offering or thereafter for any amount of time, or enter into a lock-up agreement with us or the underwriters with respect to any units, Class A ordinary shares or public warrants, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. The sponsor non-managing members will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement securities.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime.

Our amended and restated memorandum and articles of association provides for indemnification by us of our officers and directors to the fullest extent authorized by law, as it now exists or may in the future be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions.

We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

We have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 11.	Executive Compensation.

Except for the 20,000 founder shares that each of our independent directors received, none of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, commencing on the date on which our securities are first listed on Nasdaq, we pay an amount equal to $15,000 per month to our sponsor for office space, administrative and shared personnel support services. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2026, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on 17,893,817 Class A ordinary shares and 5,833,183 Class B ordinary shares issued and outstanding as of March 25, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares	Approximate Percentage of Class A Ordinary Shares (%)	Number of Class B Ordinary Shares(2)	Approximate Percentage of Class B Ordinary Shares (%)
Directors, Director Nominees, and Executive Officers:
Agustin Tristan Aldave (3)	356,767	2.0%	5,127,495	87.9%
Edward Joseph Preble (4)	—	*	70,000	1.2%
Alejandro F. Garza	—	*	20,000	*
Katherine Chiles(5)	—	*	72,341	1.2%
Kelly Burke	—	*	20,000	*
Jesus Demetrio Tueme	—	*	20,000	*
Jeff Smith (5)	—	*	42,341	*
All officers and directors as a group (seven individuals)	356,767	2.0%	5,372,177	92.1%
5% Holders:
Globa Terra Management LLC(6)	356,767	2.0%	5,027,495	86.2%
LMR Partners LLP(7)	1,181,405
Mizuho Financial Group, Inc.(8)	1,127,433
Westchester Capital Management, LLC(9)	1,401,877
Glazer Capital, LLC(10)	955,594
Wolverine Asset Management LLC(11)	1,149,484

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Globa Terra Acquisition Corporation, 382 NE 191st Street #952377, Miami, Florida 33179.

(2)
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment

(3)
Interests shown consist of 100,000 Class B ordinary shares held by Agustin Tristan Aldave and (i) 356,767 private placement shares and (ii) 5,327,495 Class B ordinary shares held by Globa Terra Management LLC. Mr. Tristan, our Chief Executive Officer controls Global Terra Sponsor, LLC, the managing member of Globa Terra Management LLC. As such, he may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Globa Terra Management LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)
Edward Preble is an indirect member of our sponsor and indirectly holds a 25% non-voting economic interest in the sponsor. Mr. Preble disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(5)
Each such person is a direct or indirect member of our sponsor and disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(6)
Globa Terra Management LLC is the record holder of the shares reported herein. Mr. Tristan, our Chief Executive Officer controls Global Terra Sponsor, LLC, the managing member of Globa Terra Management LLC. As such, he may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Globa Terra Management LLC. Mr. Tristan disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(7)	Based on the Schedule 13G filed with the SEC on February 17, 2026, the Class A ordinary shares beneficially owned by the reporting persons are directly held by LMR Multi-Strategy Master Fund Limited (“LMR Master Fund”) and LMR CCSA Master Fund Ltd (“LMR CCSA Master Fund”). LMR Master Fund directly holds 590,702 class A ordinary shares and LMR CCSA Master Fund directly holds 590,703 Class A ordinary shares, with 1,181,405 Class A ordinary shares in the aggregate. The address of the principal business office of each of the reporting persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(8)
Based on the Schedule 13G filed with the SEC on February 12, 2026, Mizuho Financial Group, Inc. has sole voting and dispositive power over 1,127,433 ordinary shares. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the principal business office of the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(9)
Based on the Schedule 13G filed with the SEC on November 14, 2025 by Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Westchester Capital Partners, LLC (“WCP”), a Delaware limited liability company, Virtus Investment Advisers, LLC (“Virtus”), a Delaware limited liability company, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. - Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The address of the principal business office of Westchester Capital Management, LLC and Westchester Capital Partners, LLC is 100 Summit Lake Drive, Valhalla, NY 10595. The address of the principal business office of Virtus Investment Advisers, LLC is 100 Summit Lake Drive, Valhalla, NY 10595. The address of the principal business office of the Merger Fund is 101 Munson Street, Greenfield, MA 01301-9683.

(10)
Based on the Schedule 13G filed with the SEC on November 13, 2025, Glazer Capital, LLC and Paul J. Glazer have shared voting and dispositive power over 955,594 ordinary shares. The address of the principal business office of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(11)
Based on the Schedule 13G filed with the SEC on October 10, 2025, Wolverine Asset Management, LLC (“WAM”) is an investment manager and has voting and dispositive power over 1,149,484 Class A ordinary shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The address of the principal business office of the reporting persons is c/o Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.

Our initial shareholders will beneficially own 26.2% of the issued and outstanding ordinary shares. Our initial shareholders have the right to appoint all of our directors prior to the consummation of our initial business combination and to vote to continue our company in a jurisdiction outside the Cayman Islands prior to the completion of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our initial business combination.

Our sponsor and the Private Placement Investor have purchased an aggregate of (a) 394,267 private placement units and (b) 788,534 Class A ordinary shares at a combined price of $10.00 per private placement security for an aggregate purchase price of $3,154,136 in the private placements.

The sponsor non-managing members purchased non-managing membership interests in our sponsor reflecting interests in an aggregate of (i) 212,500 of the 356,767 private placement units purchased by our sponsor and (ii) 425,000 of the 713,534 restricted Class A shares purchased by our sponsor, at a price of $10.00 per interest in each private placement security ($1,700,000 in the aggregate), in the private placements. The sponsor issued non-managing membership interests at a nominal purchase price to the sponsor non-managing members reflecting interests in an aggregate of 1,700,000 founder shares. The Private Placement Investor purchased directly from us an aggregate of 37,500 private placement units and 75,000 restricted Class A ordinary shares (or 30,000 private placement securities) at a combined price of $10.00 per private placement security for an aggregate purchase price of $300,000 in the private placements, in connection with which, the sponsor distributed 300,000 founder shares for a nominal purchase price to the Private Placement Investor.

Proceeds from the private placement securities were added to the proceeds from the Initial Public Offering held in the trust account. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement securities held in the trust account will be used to fund the redemption of our public shares, and the private placement securities will expire worthless.

Our sponsor and certain of our officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Transfers of Founder Shares, Private Placement Units and Restricted Class A Shares

The founder shares, private placement units, private placement shares, private placement warrants, private placement rights and any Class A ordinary shares issued upon conversion or exercise thereof, and restricted Class A shares each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders, officers and directors. Except as described below, those lock-up provisions provide that such securities are not transferable or salable, (1) in the case of the founder shares, until the earlier to occur of: (A) one year after completion of our initial business combination; or (B) if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination, (2) in the case of the private placement units, the private placement warrants included in the private placement units, and the respective Class A ordinary shares underlying the private placement units, private placement warrants and private placement rights, until 180 days after the completion of our initial business combination and (3) in the case of the restricted Class A shares, until 90 days after the completion of our initial business combination.

Notwithstanding the foregoing, if we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up. Holders of founder shares and private placement units (and any Class A ordinary shares issued upon exercise thereof) may only transfer or sell them (a) to our officers, directors or employees, any affiliates or immediate family members (including trusts for their benefit) of any of our officers, directors or employees, any members of the sponsor, any affiliates of a member of the sponsor or any employees of a member of the sponsor or a member’s affiliates; (b) in the case of an individual, by gift to a member of the individual’s immediate family members, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers, in each case, made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of an initial business combination; (g) by virtue of the law of the Cayman Islands or the sponsor’s limited liability company agreement upon dissolution of the sponsor; (h) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to the completion of the initial business combination; (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above; provided, however, that in the case of clauses (a) through (e) and (i), these permitted transferees must enter into a written agreement agreeing to be bound by the transfer restrictions herein and the other restrictions contained in the letter agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On October 31, 2024, our sponsor, purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000. On March 25, 2025, our sponsor surrendered 1,354,317 founder shares for no consideration and thereafter held 5,833,183 founder shares. On May 14 and June 11, 2025, our sponsor transferred an aggregate of 418,188 of its founder shares to our independent directors and certain members of our management team for their services. On May 30, 2025, our sponsor transferred an additional 87,500 of its founder shares to Meridien Peak as consideration for consulting services. The number of founder shares issued was determined based on the expectation that the founder shares would represent 25% of the outstanding ordinary shares upon completion of the Initial Public Offering.

Our sponsor and the Private Placement Investor purchased an aggregate of (a) 394,267 private placement units and (b) 788,534 Class A ordinary shares at a combined price of $10.00 per private placement security for an aggregate purchase price of $3,154,136 in private placements that closed simultaneously with the closing of the Initial Public Offering.

The private placement units are identical to the public warrants, except that the private placement units are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, as described herein, and; (1) will not be redeemable by us and (2) may be exercised by the holders on a cashless basis. A portion of the purchase price of the private placement units were added to the proceeds from the Initial Public Offering held in the trust account such that at the time of closing $174,995,500 were held in the trust account. If we do not complete our initial business combination within the completion window, the private placement units (and the underlying securities) will expire worthless.

The sponsor non-managing members purchased non-managing membership interests in our sponsor reflecting interests in an aggregate of (i) 212,500 of the 356,767 private placement units purchased by our sponsor and (ii) 425,000 of the 713,534 restricted Class A shares purchased by our sponsor, at a price of $10.00 per interest in each private placement security ($1,700,000 in the aggregate), in the private placements. The sponsor issued non-managing membership interests at a nominal purchase price to the sponsor non-managing members reflecting interests in an aggregate of 1,700,000 founder shares. The Private Placement Investor purchased directly from us an aggregate of 37,500 private placement units and 75,000 restricted Class A ordinary shares (or 30,000 private placement securities) at a combined price of $10.00 per private placement security for an aggregate purchase price of $300,000 in the private placements, in connection with which, the sponsor distributed 300,000 founder shares for a nominal purchase price to the Private Placement Investor.

The private placement units, the private placement rights, the Class A ordinary shares issuable upon exercise of the private placement rights, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 180 days after the completion of our initial business combination and the restricted Class A shares will not be transferable assignable or salable until 90 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On April 18, 2025, our sponsor agreed to loan us up to $300,000 pursuant to a promissory note. On June 12, 2025, pursuant to an amended and restated promissory note, the sponsor agreed to loan us up to $450,000. These loans are non-interest bearing, unsecured and were fully repaid upon the closing of the Initial Public Offering.

We pay an amount equal to $15,000 per month to our sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination occurs 15 months following closing of the Initial Public Offering, our sponsor will be paid a total of $225,000 ($15,000 per month in either case). Our sponsor is entitled to be reimbursed for any out-of-pocket expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into private units at a price of $10.00 per units at the option of the lender. The units would be identical to the private placement units. In addition, our board of directors may approve additional working capital loans from our sponsor or third parties for the purpose of funding working capital, which loans may be converted into our private units, shares, rights or warrants. Except for the foregoing, the terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive officer and director compensation. Upon our initial business combination, the consulting agreement with Meridien Peak and our sponsor’s consulting agreement with Meteora will be terminated.

The holders of the (i) founder shares, (ii) private placement shares, private placement warrants, Class A ordinary shares issuable upon exercise of the private placement warrants, and the Class A ordinary shares issuable upon exercise of the private placement rights, (iii) restricted Class A shares, and (iv) any private placement units that may be issued upon conversion of working capital loans and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement requiring us to register our securities held by them for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares, and in the case of the restricted Class A shares, upon vesting after the consummation of the initial business combination).

We entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to pay the sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services.

Policy for Approval of Related Party Transactions

Our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest.

Our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will agree not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the trust account:

•
payment to our sponsor for office space, administrative and shared personnel support services, in an amount equal to $15,000 per month, commencing on the first date on which our securities are listed on Nasdaq;

•	repayment of an aggregate of up to $450,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•
repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. In addition, after the completion of the Initial Public Offering, our board of directors may approve additional working capital loans for the purpose of funding working capital, which loans may be converted into our private units, shares, rights, or warrants. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans; and

•
In addition, after the completion of the Initial Public Offering, our board of directors may approve additional working capital loans for the purpose of funding working capital, which loans may be converted into our private units, shares, rights or warrants.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Kelly Burke, Jesus Demetrio Tueme and Jeff Smith are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Adeptus Partners, LLC (“Adeptus”) serves as our independent registered public accounting firm. The following is a summary of fees paid to Adeptus for services rendered from October 18, 2024 (inception) through December 31, 2025.

Audit Fees. During the period from October 18, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $35,000 for the services Adeptus performed in connection with our Initial Public Offering. During the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $77,500 for the services Adeptus performed in connection with the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from October 18, 2024 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from October 18, 2024 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from October 18, 2024 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

See Index to Consolidated Financial Statements at Item 8 herein.

2.	Financial Statement Schedules:

None.

3.	Exhibits:

Exhibit Number	Description

3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42736), filed with the SEC on July 10, 2025).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).
4.5
Warrant Agreement, dated July 8, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

4.6
Rights Agency Agreement, dated July 8, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

4.7*	Description of registrant’s securities
10.1	Securities Subscription Agreement, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on April 16, 2025).
10.2	Amended and Restated Promissory Note, dated June 12, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).
10.3
Amended and Restated Consulting Agreement, dated as of June 10, 2025, between Registrant and Meteora Capital, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on June 17, 2025).

10.4
Private Placement Units and Restricted Share Purchase Agreement, dated July 8, 2025, between the Company and Globa Terra Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.5
Private Placement Securities and Founders Shares Subscription Agreement, dated July 8, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.6
Investment Management Trust Account Agreement, dated July 8, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.7
Registration Rights Agreement, dated July 8, 2025, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.8
Letter Agreement, dated July 8, 2025, among the Company, the Sponsor, the initial shareholders of the Company, and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.9
Administrative Services Agreement, dated July 8, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.10
Form of Indemnification Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 filed on May 14, 2025).
19.1*	Insider Trading Policy
31.1*
Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-1 filed on May 14, 2025).
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globa Terra Acquisition Corporation

By:	/s/ Agustin Tristan Aldave
Name:	Agustin Tristan Aldave
Title:	Chief Executive Officer
Date:	March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Agustin Tristan Aldave
Name:	Agustin Tristan Aldave
Title:	Chief Executive Officer and Director
(Principal Executive Officer)
Date:	March 26, 2026

By:	/s/ Katherine Chiles
Name:	Katherine Chiles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	March 26, 2026

By:	/s/ Edward Joseph Preble
Name:	Edward Joseph Preble
Title:	Director
Date:	March 26, 2026

By:	/s/ Kelly Burke
Name:	Kelly Burke
Title:	Director
Date:	March 26, 2026

By:	/s/ Jesus Demetrio Tueme
Name:	Jesus Demetrio Tueme
Title:	Director
Date:	March 26, 2026

By:	/s/ Jeff Smith
Name:	Jeff Smith
Title:	Director
Date:	March 26, 2026

GLOBA TERRA ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Globa Terra Acquisition Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Globa Terra Acquisition Corporation (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2025 and for the period October 18, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period October 18, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 9, 2026. In the event that the Company does not complete a business combination by that date and is unable or does not obtain an extension, the Company will cease operations on that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey
March 26, 2026

GLOBA TERRA ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$551,127	$—
Prepaid expenses	139,441	2,343
Total Current Assets	690,568	2,343
Investment held in trust	178,380,953	—
Deferred offering costs	-	575,339
Total Assets	$179,071,521	$577,682

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$54,579	$—
Accrued offering costs	40,692	552,682
Total Current Liabilities	95,271	552,682
Long-Term Liabilities:
Accrued offering costs	1,114,743	—
Total Liabilities	1,210,014	552,682
Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,499,550 and 0 shares subject to possible redemption at $10.19 per share as of December 31, 2025 and $0 per share as of December 31, 2024	178,380,953	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 394,267 and 0 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively, excluding 17,499,550 shares subject to possible redemption	39	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,833,183 shares(1)(2) issued and outstanding, as of December 31, 2025 and December 31, 2024	583	583
Additional paid-in capital	—	24,417
Accumulated deficit	(520,068)	—
Total Shareholders’ Equity (Deficit)	(519,446)	25,000
Total Liabilities and Shareholders’ Equity (Deficit)	$179,071,521	$577,682

(1)
Includes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option.

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these financial statements.

GLOBA TERRA ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from October 18, 2024 (inception) through December 31, 2024
Expenses
Formation and operating expenses	$502,917	$—
TOTAL EXPENSES	502,917	—

OTHER INCOME
Income earned on investment held in trust	3,385,453	—
TOTAL OTHER INCOME	3,385,453	—

Net Income	$2,882,536	$—

Weighted average of redeemable shares outstanding basic and diluted	8,602,797	—
Basic and diluted net income per ordinary share	$0.36	$—
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,833,183	5,072,333
Basic and diluted net loss per ordinary share	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option.

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these financial statements.

GLOBA TERRA ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2025
AND
FOR THE PERIOD FROM OCTOBER 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31 2024	—	—	5,833,183	$583	$24,417	$—	$25,000
Net loss	—	—	—	—	—	—	—
Balance, March 31, 2025	—	—	5,833,183	583	24,417	—	25,000
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2025	—	—	5,833,183	583	24,417	—	25,000
Proceeds from private placement	394,267	39	—	—	3,154,097	—	3,154,136
Public warrants, fair value	—	—	—	—	3,581,926	—	3,581,926
Public rights, fair value	—	—	—	—	4,549,883	—	4,549,883
Offering costs allocated to private placement	—	—	—	—	(59,285)	—	(59,285)
Accretion of carrying value to redemption value	—	—	—	—	(11,251,038)	(1,685,310)	(12,936,348)
Net income	—	—	—	—	—	1,312,252	1,312,252
Balance, September 30, 2025	394,267	39	5,833,183	583	—	(373,058)	(372,436)
Accretion of carrying value to redemption value						(1,717,294)	(1,717,294)
Net income						1,570,284	1,570,284
Balance, December 31, 2025	394,267	$39	5,833,183	$583	$—	$(520,068)	$(519,446)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, October 18, 2024 (inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	5,833,183	583	24,417	—	25,000
Balance, December 31, 2024	—	—	5,833,183	$583	$24,417	$—	$25,000

1)	Includes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7).
(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these financial statements.

GLOBA TERRA ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from October 18, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$2,882,536	$—
Interest earned on investment held in trust	(3,385,453)	—
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:		—
Prepaid expenses	(137,098)	—
Accrued expenses	202,865	—
Net Cash Used in Operating Activities	(437,150)	—

Cash Flows from Investing Activities:
Proceeds from IPO deposited into trust	(174,995,500)	—
Net Cash Used in Investing Activities	(174,995,500)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	174,995,500	—
Proceeds from related party note	450,000	—
Repayment of related party note	(450,000)	—
Proceeds from private placement	3,154,136	—
Payment of offering costs	(2,165,859)	—
Net Cash Provided by Financing Activities	175,983,777	—

Net change in cash	551,127	—
Cash at beginning of period	—	—
Cash at end of period	$551,127	$—

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,385,453	$—
Class B ordinary shares issued in exchange for vendor payment	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$552,682
Unpaid offering costs	$966,547	$—
The accompanying notes are an integral part of these financial statements.

GLOBA TERRA ACQUISITION CORPORATION
Notes to Financial Statements

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 18, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of December 31, 2025, the cash held in excess of the FDIC limit was $301,127. As of December 31, 2025, the investment held in the trust in excess of the SIPC limit was $178,130,953. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and December 31, 2024.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of December 31, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $575,339, respectively.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amounts as of December 31, 2025 and December 31, 2024 was $1,114,743 and $0, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the Ordinary Shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value. The calculation of diluted income per Ordinary Share does not consider the effect of the Rights and Warrants issued in connection with the Initial Public Offering and Private Placement since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

	Year Ended
	December 31, 2025
	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$3,385,452	$—
Less: Allocation of expenses	(299,702)	(203,215)
Total	$3,085,750	$(203,215)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	8,602,797	5,833,183
Basic and diluted net income (loss) per ordinary share	$0.36	$(0.03)

Investment Held in Trust Account

On December 31, 2025, the Company had $178,380,953 in cash held in the Trust Account. The fair value of the investment held in trust is measured under Level 1 in the fair value hierarchy.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the private placement warrants included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the private placement warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and private placement warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

Rights

The Company accounts for the Rights issued in connection with the  Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815,“Derivatives and Hedging.” Under ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Rights and private placement rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

Class A Ordinary Shares Subject to Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

On December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$174,995,500
Less: Proceeds allocated to public warrants	(3,581,926)
Less: Proceeds allocated to public rights	(4,549,883)
Less: Offering costs allocated to public shares	(3,136,380)
Add: Accretion of carrying value to redemption value	11,268,189
Class A ordinary shares subject to possible redemption July 10, 2025	174,995,500
Add: Accretion of carrying value to redemption value	3,385,453
Class A ordinary shares subject to possible redemption December 31, 2025	$178,380,953

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose their significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On May 14, 2025 and June 11, 2025, the Sponsor transferred an aggregate of 418,188 of its Founder Shares to the Company’s independent directors and certain members of the Company’s management team for their services. The estimated fair value of these shares is $501,826. On May 30, 2025, the Sponsor transferred an additional 87,500 of its Founder Shares to Meridien Peak as consideration for consulting services. The estimated fair value of these shares is $105,000. The fair value of shares will be recognized as an expense when the initial business combination is probable.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the year ended December 31, 2025, the Company incurred expenses of $85,161 related to this agreement. As of December 31, 2025 there is $0 owed to the Sponsor for this agreement.

Related Party Notes

On April 16, 2025 and June 12, 2025, the Company entered into notes payable with the Sponsor for $300,000 and $450,000, respectively. The Company notes were non-interest bearing with a maturity date that is the earlier of December 31, 2025 or the date the Company completes an IPO. As of the date of the Initial Public Offering, the Company had $450,000 outstanding on these notes, which was repaid in connection with the Private Placement.

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

Meridien Peak also acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement entered into by Meridien Peak and the Sponsor. In connection with the IPO and Private Placement, the Company incurred issuance costs of $462,915. In addition to these amounts, the Sponsor also transferred 87,500 Founders Shares to Meridian upon consummation of the IPO. These shares have an estimated fair value of $105,000. The fair value of the shares will be recognized as an expense when the initial business combination is probable.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, respectively, there were 394,267 and 0 Class A ordinary shares issued or outstanding (excluding the 17,499,550 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 5,833,183 Class B ordinary shares issued and outstanding, up to 760,850 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option on July 9, 2025. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

In connection with initial an Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

NOTE 8 — WARRANTS

There were 13,420,363 and 0 warrants outstanding as of December 31, 2025 and December 31, 2024, respectively. Public Warrants may only be exercised for a whole number of shares. Commencing on July 25, 2025, holders of the Units sold in the Company’s initial public offering may elect to separately trade the Company’s Class A ordinary shares, Public Warrants and Rights to received one-tenth of one Class A ordinary share included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

As of December 31, 2025
Cash	$551,127
Prepaid expenses	139,441
Investment held in trust	178,380,953
Total Assets	$179,071,521

NOTE 10 - FAIR VALUE MEASUREMENTS

The fair value of the $178,380,953 cash held in trust is measured under Level 1 in the fair value hierarchy.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of July 10, 2025. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an initial public offering and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of July 10, 2025
Term	5 years
Dividends	$0
Risk Free Rate	3.93%
Probability of an Initial Business Combination	26.00%
Volatility	5.00%

The fair value of the Public and Private Rights is measured under Level 3 in the fair value hierarchy as of July 10, 2025. The fair value of Public Rights was determined using Black-Scholes Simulation Model. The expected term of the right is based on the actual term of the right in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an initial public offering and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of July 10, 2025
Market adjustment	26.00%
(1)	Includes probability of an Initial Business Combination and other factors

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.