Form 10-Q
period 2026-03-31
Globa Terra Acquisition Corp
filed 2026-05-14
CIK 2043766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 13, 2026, there were 17,893,817 Class A ordinary shares, $0.0001 par value and 5,833,183 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBA TERRA ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION
Item 1.	Interim Financial Statements.
GLOBA TERRA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS
	March 31,	December 31,
	2026 (Unaudited)	2025
ASSETS
Current Assets:
Cash	$371,555	$551,127
Prepaid expenses	165,519	139,441
Total Current Assets	537,074	690,568
Investment held in trust	179,929,040	178,380,953
Total Assets	$180,466,114	$179,071,521
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$75,509	$54,579
Accrued offering costs	30,000	40,692
Total Current Liabilities	105,509	95,271
Long-term Liabilities:
Accrued offering costs	1,158,292	1,114,743
Total Liabilities	1,263,801	1,210,014
Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,499,550 and 0 shares subject to possible redemption at $10.28 per share as of March 31, 2026 and $10.19 per share as of December 31, 2025	179,929,040	178,380,953
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 394,267 issued and outstanding as of March 31, 2026 and December 31, 2025, excluding 17,499,550 shares subject to possible redemption	39	39
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,833,183 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	583	583
Additional paid-in capital	—	—
Accumulated deficit	(727,349)	(520,068)
Total Shareholders’ Deficit	(726,727)	(519,446)
Total Liabilities and Shareholders’ Deficit	$180,466,114	$179,071,521

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Expenses
Formation and operating expenses	$207,281	$-
TOTAL EXPENSES	207,281	-

OTHER INCOME
Income earned on investment held in trust	1,548,087	-
TOTAL OTHER INCOME	1,548,087	-

Net Income	$1,340,806	$-

Weighted average of redeemable shares outstanding basic and diluted	17,893,817	-
Basic and diluted net income per ordinary share	$0.08	$-
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,833,183	5,072,333
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

(1)
For the three months ended March 31, 2025, excludes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option.

(2)
For the three months ended March 31, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Class A
	Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	394,267	39	5,833,183	583	—	(520,068)	(519,446)
Accretion of carrying value to redemption value				—	—	(1,548,087)	(1,548,087)
Net income						1,340,806	1,340,806
Balance, March 31, 2026	394,267	$39	$5,833,183	583	$—	$(727,349)	$(726,727)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	-	-	5,833,183	583	$24,217	-	25,000
Balance, March 31, 2025	-	-	$5,833,183	583	$24,217	$-	$25,000

(1)
For the three months ended March 31, 2025, includes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

(2)
For the three months ended March 31, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	For the Three Months Ended March, 31 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,340,806	-
Interest earned on investment held in trust	(1,548,087)	-
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	(26,078)	-
Accrued expenses	64,479	-
Net Cash Used in Operating Activities	(168,880)	-

Cash Flows from Financing Activities:
Proceeds from advances from sponsor	-	165,000
Payment of previously accrued offering costs	(10,692)	(27,500)
Net Cash (Used in) Provided by Financing Activities	(10,692)	137,500

Net change in cash	(179,572)	137,500
Cash at beginning of period	551,127	-
Cash at end of period	$371,555	$137,500

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,548,087	-
Unpaid offering costs	$—	$843,902
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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 18, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering related to the Business Combination The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On July 10, 2025, the Company consummated its Initial Public Offering of 17,499,550 units, including the full exercise of the over- allotment option for 2,282,550 units (the “Units” and, with respect to the Class A ordinary shares (as defined below) included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds to the Company of $174,995,500 (the “Public Proceeds”)

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of (i) 394,267 private placement units (the “Private Placement Units”) and (ii) 788,534 Class A ordinary shares, which shares would vest only upon the consummation of the initial Business Combination (each, a “Restricted Class A Share” and the Restricted Class A Shares collectively with the Private Placement Units, the “Private Placement Securities”) to Globa Terra Management LLC (the “Sponsor”) and one institutional investor (the “Private Placement Investor”) for an aggregate purchase price of $3,154,136 in private placements (the “Private Placements”). For each $10.00 invested in the Private Placements, the applicable investor will receive (i) one and one-fourth Private Placements Units and (ii) two and one- half Restricted Class A Shares.

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

Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 9, 2026. In the event that the Company does not complete a business combination by that date and is unable or does not obtain an extension, the Company will cease operations on that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of March 31, 2026 and December 31, 2025, the cash held in excess of the FDIC limit was $121,555 and $301,127, respectively. As of March 31, 2026 and December 31, 2025, the investment held in the trust in excess of the SIPC limit was$179,679,040 and $178,130,953, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $0.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amounts as of March 31, 2026, and December 31, 2025 were $1,158,292 and $1,114,743, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026, and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Three Months Ended March 31, 2026
		Non-
	Redeemable	redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,548,087	$—
Less: Allocation of expenses	(156,322)	(50,959)
Total	$1,391,765	$(50,959)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	17,893,817	5,833,183
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

Investment Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $179,929,040 and $178,380,953, respectively, in cash held in the Trust Account. The fair value of the investment held in trust is measured under Level 1 in the fair value hierarchy.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

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

Rights

The Company accounts for the Rights issued in connection with the Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Rights and private placement rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of March 31, 2026 the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$174,995,500
Less: Proceeds allocated to public warrants	(3,581,926)
Less: Proceeds allocated to public rights	(4,549,883)
Less: Offering costs allocated to public shares	(3,136,380)
Add: Accretion of carrying value to redemption value	14,653,642
Class A ordinary shares subject to possible redemption December 31, 2025	178,380,953
Add: Accretion of carrying value to redemption value	1,548,087
Class A ordinary shares subject to possible redemption March 31, 2026	$179,929,040

Recent Accounting Standards

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $45,000 and $0, respectively, related to this agreement. As of March 31, 2026 and December 31, 2025, there was $0 owed to the Sponsor for this agreement.

Related Party Notes

On April 16, 2025 and June 12, 2025, the Company entered into notes payable with the Sponsor for $300,000 and $450,000, respectively. The notes were non-interest bearing with a maturity date that is the earlier of December 31, 2025 or the date the Company completes an Initial Public Offering. As of the date of the Initial Public Offering, the Company had $450,000 outstanding on these notes, which was repaid in connection with the Private Placement.

Consulting Agreements

The Sponsor is supported by affiliates of Meteora Capital, LLC (“Meteora”), and Meridien Peak, (“Meridien Peak” and together with Meteora, the “Advisors”).

Meteora acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement. In connection with the Initial Public Offering and Private Placement, the Company incurred issuance costs of $150,000, of which $150,000 was paid from the proceeds of the Private Placement.

Meridien Peak also acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement entered into by Meridien Peak and the Sponsor. In connection with the Initial Public Offering and Private Placement, the Company incurred issuance costs of $462,915. In addition to these amounts, the Sponsor also transferred 87,500 Founders Shares to Meridian upon consummation of the Initial Public Offering. These shares have an estimated fair value of $105,000. The fair value of the shares will be recognized as an expense when the initial business combination is probable.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025 there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 394,267 Class A ordinary shares issued or outstanding (excluding the 17,499,550 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,833,183 Class B ordinary shares issued and outstanding, up to 760,850 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. No Class B ordinary shares were forfeited as the underwriters fully exercised the over- allotment option on July 9, 2025. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

In connection with our initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

NOTE 8 — WARRANTS

There were 13,420,363 warrants outstanding as of March 31, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. Commencing on July 25, 2025, holders of the Units sold in the Company’s initial public offering may elect to separately trade the Company’s Class A ordinary shares, Public Warrants and Rights to received one-tenth of one Class A ordinary share included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis

As of March 31, 2026
Cash	$371,555
Prepaid expenses	165,519
Investment held in trust	179,929,040
Total Assets	$180,466,114

NOTE 10 - FAIR VALUE MEASUREMENTS

The fair value of the $179,929,040 cash held in trust is measured under Level 1 in the fair value hierarchy.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of July 10, 2025. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an initial public offering followed by a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The market assumptions used to determine fair value as follows:

As of July 10, 2025
Term	5 years
Dividends	$0
Risk Free Rate	3.93%
Probability of an Initial Business Combination	26.00%
Volatility	5.00%

The fair value of the Public and Private Rights is measured under Level 3 in the fair value hierarchy as of July 10, 2025. The fair value of Public Rights was determined using Black-Scholes Simulation Model. The expected term of the right is based on the actual term of the right in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an initial public offering followed by a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of July 10, 2025
Market adjustment	26.00%
(1) Includes probability of an Initial Business Combination and other factors

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Some statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report may include, but not limited to, statements about:

•	our ability to continue as a going concern;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete an initial business combination, which is impacted by various factors;

•	our expectations around the performance of a prospective target business or businesses or of markets or industries;

•	the potential liquidity and trading of our public securities;

•	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the trust account not being subject to claims of third parties; and

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 31, 2026, we did not have any cash equivalents. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 18, 2024 (inception) through March 31, 2026 have been organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on the investment held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,340,806, which consisted of interest income earned on the investments in the Trust account of $1,548,087 partially offset by formation and operating expenses of $207,281.

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

For the three months ended March 31, 2026, cash used in operating activities was $168,880. Net income of $1,340,806 was affected by interest earned on investments held in the Trust Account of $1,548,087, a decrease of $26,078 due to a change in prepaid expenses and an increase in cash of $64,479 due to a change in accrued expenses.

For the three months ended March 31, 2026 and March 31, 2025, cash used in investing activities was $0.

For the three months ended March 31, 2026, and March 31, 2025, cash used in and provided by financing activities was $10,692, and $137,500 respectively.

As of March 31, 2026, we had cash held in the Trust Account of $179,929,040. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions, if any), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $371,555 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBA TERRA ACQUISITION CORPORATION

Date: May 14, 2026	By:	/s/ Agustin Tristan Aldave
	Name:	Agustin Tristan Aldave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Katherine Chiles
	Name:	Katherine Chiles
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)