Form 10-Q
period 2026-06-30
Globa Terra Acquisition Corp
filed 2026-08-14
CIK 2043766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 14 2026, there were 17,893,817 Class A ordinary shares, $0.0001 par value and 5,833,183 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBA TERRA ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

GLOBA TERRA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026 (Unaudited)	2025
ASSETS
Current Assets:
Cash	$267,658	$551,127
Prepaid expenses	116,514	139,441
Total Current Assets	384,172	690,568
Cash held in trust	181,488,610	178,380,953
Total Assets	$181,872,782	$179,071,521
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$36,900	$54,579
Accrued offering costs	30,002	40,692
Total Current Liabilities	66,902	95,271
Long-term Liabilities:
Accrued expenses	1,249,912	1,114,743
Total Liabilities	1,316,814	1,210,014
Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,499,550 shares subject to possible redemption at $10.37 per share as of June 30, 2026 and $10.19 per share as of December 31, 2025	181,488,610	178,380,953
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 394,267 issued and outstanding as of June 30, 2026 and December 31, 2025, excluding 17,499,550 shares subject to possible redemption	39	39
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,833,183 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	583	583
Additional paid-in capital	-	—
Accumulated deficit	(933,264)	(520,068)
Total Shareholders’ Deficit	(932,642)	(519,446)
Total Liabilities and Shareholders’ Deficit	$181,872,782	$179,071,521

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30,2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Expenses
Formation and operating expenses	$205,915	$-	$413,196	$-
TOTAL EXPENSES	(205,915)	-	(413,196)	-

OTHER INCOME
Income earned on cash held in trust	1,559,570	-	3,107,657	-
TOTAL OTHER INCOME	1,559,570	-	3,107,657	-

Net Income	$1,353,655	$-	$2,694,461	$-

Weighted average of redeemable shares outstanding basic and diluted	17,499,550	-	17,499,550	-
Basic and diluted net income per ordinary share	$0.08	$-	$0.16	$-
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	6,227,450	5,072,333	6,227,450	5,072,333
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

(1)
For the three and six months ended June 30, 2025, excludes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option.

(2)
For the three and six months ended June 30, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT FOR
THE THREE AND SIX MONTHS ENDED JUNE
30, 2026 AND 2025
(UNAUDITED)

	Class A
	Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	394,267	$39	5,833,183	$583	$—	$(520,068)	$(519,446)
Accretion of carrying value to redemption value				—	—	(1,548,087)	(1,548,087)
Net income						1,340,806	1,340,806
Balance, March 31, 2026	394,267	$39	5,833,183	$583	$—	$(727,349)	$(726,727)
Accretion of carrying value to redemption value				—	—	(1,559,570)	(1,559,570)
Net income						1,353,655	1,353,655
Balance, June 30, 2026	394,267	$39	5,833,183	$583	$—	$(933,264)	$(932,642)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	-	$-	5,833,183	$583	$24,417	$-	$25,000
Balance, March 31, 2025	-	$-	5,833,183	$583	$24,417	$-	$25,000
Balance, June 30, 2025	-	$-	5,833,183	$583	$24,417	$-	$25,000

(1)
For the three months ended June 30, 2025, includes an aggregate of up to 760,850 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

(2)
For the three months ended June 30, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 1,354,317 Class B ordinary shares to the Company for no consideration on March 25, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBA TERRA ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,694,461	$-
Interest earned on cash held in trust	(3,107,657)	-
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	22,927	-
Accrued expenses	117,490	(298,852)
Net Cash Used in Operating Activities	(272,779)	(298,852)

Cash Flows from Financing Activities:
Proceeds from advances from sponsor	-	298,852
Payment of previously accrued offering costs	(10,690)	-
Net Cash (Used in) Provided by Financing Activities	(10,690)	298,852

Net change in cash	(283,469)	-
Cash at beginning of period	551,127	-
Cash at end of period	$267,658	$-

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,107,657	$-
Unpaid offering costs	$—	$1,049,134

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 18, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering related to the Business Combination The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months and six ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026 and December 31, 2025, the cash held in excess of the FDIC limit was $17,658 and $301,127, respectively. As of June 30, 2026 and December 31, 2025, the cash held in the trust in excess of the SIPC limit was $181,238,610 and $178,130,953, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amounts as of June 30, 2026, and December 31, 2025 were $1,249,912 and $1,114,743, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026, and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,559,570	$-	$-	$-
Less: Allocation of expenses	(151,870)	(54,045)	-	-
Total	$1,407,700	$(54,045)	$-	$-

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	17,499,550	6,227,450	-	5,072,333
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)	(0.00)	(0.00)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$3,107,657	$-	$-	$-
Less: Allocation of expenses	(304,748)	(108,448)	-	-
Total	$2,802,909	$(108,448)	$-	$-

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	17,499,550	6,227,450	-	5,072,333
Basic and diluted net income (loss) per ordinary share	$0.16	$(0.02)	(0.00)	(0.00)

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $181,488,610 and $178,380,953, respectively, in cash held in the Trust Account. The fair value of the cash held in trust is measured under Level 1 in the fair value hierarchy.

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

Rights

The Company accounts for the Rights issued in connection with the Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such were recorded in shareholder’s equity. If the Rights and private placement rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of June 30, 2026 the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:
Gross proceeds	$174,995,500
Less: Proceeds allocated to public warrants	(3,581,926)
Less: Proceeds allocated to public rights	(4,549,883)
Less: Offering costs allocated to public shares	(3,136,380)
Add: Accretion of carrying value to redemption value	14,653,642
Class A ordinary shares subject to possible redemption December 31, 2025	178,380,953
Add: Accretion of carrying value to redemption value	1,548,087
Class A ordinary shares subject to possible redemption March 31, 2026	179,929,040
Add: Accretion of carrying value to redemption value	1,559,570
Class A ordinary shares subject to possible redemption June 30, 2026	$181,488,610

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three months ended June 30, 2026 and 2025, the Company incurred expenses of $45,000 and $0, respectively, related to this agreement. For the six months ended June 30, 2026 and 2025, the Company incurred expenses of $90,000 and $0. As of June 30, 2026 and December 31, 2025, there was $0 owed to the Sponsor for this agreement.

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

Meridien Peak also acts as an advisor to the Company and the Sponsor pursuant to a consulting agreement entered into by Meridien Peak and the Sponsor. In connection with the Initial Public Offering and Private Placement, the Company incurred issuance costs of $462,925. In addition to these amounts, the Sponsor also transferred 87,500 Founders Shares to Meridian upon consummation of the Initial Public Offering. These shares have an estimated fair value of $105,000. The fair value of the shares will be recognized as an expense when the initial business combination is probable.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) the Class A ordinary shares included in the Private Placement Units, Private Placement Warrants included in the Private Placement Units, and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants, the Private Placement Rights and the Class A ordinary shares issuable upon exercise of such Private Placement Rights; (iii) Restricted Class A Shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025 there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 394,267 Class A ordinary shares issued or outstanding (excluding the 17,499,550 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,833,183 Class B ordinary shares issued and outstanding, up to 760,850 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. No Class B ordinary shares were forfeited as the underwriters fully exercised the over- allotment option on July 9, 2025. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

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

NOTE 8 — WARRANTS

There were 13,420,363 warrants outstanding as of June 30, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. Commencing on July 25, 2025, holders of the Units sold in the Company’s initial public offering may elect to separately trade the Company’s Class A ordinary shares, Public Warrants and Rights to received one-tenth of one Class A ordinary share included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and 12 months after this registration statement is declared effective by the SEC. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2026
Cash	$267,658
Prepaid expenses	116,514
Cash held in trust	181,488,610
Total Assets	$181,872,782

NOTE 10 - FAIR VALUE MEASUREMENTS

The fair value of the $181,488,610 cash held in trust is measured under Level 1 in the fair value hierarchy.

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

The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of July 10, 2025
Market adjustment (1)	26.00%

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

As of June 30, 2026, we did not have any cash equivalents. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 18, 2024 (inception) through June 30, 2026 have been organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on the investment held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $1,353,655 and $2,694,461 respectively, which consisted of interest income earned on the investments in the Trust account of $1,559,570 and $3,107,657 respectively partially offset by formation and operating expenses of $(205,915) and $(413,196) respectively.

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

Following the closing of the Initial Public Offering and the Private Placements, a total of $174,995,500 was placed in the Trust Account. We incurred $3,195,665 of transaction costs, consisting of $750,000 of cash underwriting fee,  $462,925 of financial advisor expenses and consulting fees and $1,982,740 of other offering costs and expenses.

For the six months ended June 30, 2026, cash used in operating activities was $272,779. Net income of $2,694,461 was affected by interest earned on investments held in the Trust Account of $3,107,657, an increase of $22,927 due to a change in prepaid expenses and an increase in cash of $117,490 due to a change in accrued expenses.

For the six months ended June 30, 2026 and June 30, 2025, cash used in investing activities was $0.

For the six months ended June 30, 2026, and June 30, 2025, cash used in and provided by financing activities was $(10,690), and $ 298,852 respectively.

As of June 30, 2026, we had cash held in the Trust Account of $181,488,610. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions, if any), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $267,658 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of $750,000, which was paid upon the closing of the Initial Public Offering.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBA TERRA ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ Agustin Tristan Aldave
	Name:	Agustin Tristan Aldave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Katherine Chiles
	Name:	Katherine Chiles
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)